Form 10-K
period 2008-12-31
GoldCorp Holdings Corp.
filed 2009-07-17
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-53505

GOLDCORP HOLDINGS CO.

 (Exact name of registrant as specified in its charter)

Delaware	90-0350814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5709 Manatee Avenue West Bradenton, Florida 34209

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 761-7819

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes [ ]  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,888,868, based upon a market price of $0.03 per share.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  181,701,597, as of June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS.

4

ITEM 2. DESCRIPTION OF PROPERTY.

10

ITEM 3. LEGAL PROCEEDINGS.

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

15

PART II

15

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

16

ITEM 6. SELECT FINANCIAL DATA

17

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

17

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

21

ITEM 9A. CONTROLS AND PROCEDURES.

21

ITEM 9B. OTHER INFORMATION

22

PART III

23

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

23

ITEM 11. EXECUTIVE COMPENSATION

24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

26

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
   INDEPENDENCE. PRINCIPAL ACCOUNTING FEES AND SERVICES.

27

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

29

PART IV

30

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

30

SIGNATURES

32

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004 our name was change to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Sockers soccer team.  On August 7, 2007, our Certificate of Incorporation was amended and restated, pursuant to which our name was changed to Goldcorp Holdings Co.

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  In 2007, we also acquired 70 lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 1,400 acres in total.  In 2008, we decided not to renew 26 of the lease claims after we concluded that the land underlying the lease claims was not necessary to mine the area.

We have entered into a lease of our interests in Silver Falcon Mining, Inc. (“Silver Falcon”), under which Silver Falcon is entitled to mine our land, and we are entitled to monthly lease payments of $83,333, a nonaccountable expense allowance of $10,000 per month, and a 15% royalty on all minerals extracted by Silver Falcon.

History of Mining on War Eagle Mountain

War Eagle Mountain is one of three peaks in Southwest Idaho that form a contiguous fault trend, and which have all produced minerals from the same veins:  Delamar Mountain, Florida Mountain, and War Eagle Mountain.

In the summer of 1862, the Oro Fino Vein on top of War Eagle Mountain was discovered.  During 1863 a number of lode claims were located and mining in earnest began.  By the end of 1875 a total of ten shafts had been sunk in the Oro Fino Vein ranging in depth from 300 feet to 1,250 feet. The Oro Fino Shaft at the North end is 300 feet deep and the Mahogany Shaft at the South end is 1,100 feet deep. The Golden Chariot and Ida Elmore shafts are 1,250 feet and 1,000 feet respectively.

By 1866, all the major mines in the area had been discovered and were being developed. The major mines were the Oro Fino, Cumberland, Poorman, Ida Elmore, Golden Chariot, Minnesota, Mahogany and the Morning Star in Silver City.  There were 12 mills in the area with a total of 132 stamps to pulverize the ore, separate the metal from the rock and pour the raw metal into lager rectangular bricks of bullion. This bullion was then shipped out of the area, sometimes as far away as Europe, for refining into pure gold and silver.  By the end of 1875, approximately 750,000 ounces of gold equivalent were reportedly extracted from the shafts on War Eagle Mountain.

In August 1875, a financial panic that had started in New York in 1873, culminated with the San Francisco bank crash, and then the closure of the San Francisco Stock Exchange. A nationwide depression occurred, which resulted in source of working capital for the mines drying up. The miners continued to work without pay until October 1875, when they left the mountain for employment elsewhere.  During the winter of 1875-1876, because the mine was not being used, the shafts filled with water.  This condition has existed for the past 131 years, which has resulted in the preservation of these historical vein systems without being disturbed by intruders or miners.

From 1875 through 1899, mining men who had managed and worked in the underground mines and milling operations tried to promote a project that would allow them to recover the remaining submerged gold and silver reserves they knew existed.  Finally, in November 1899, American Smelting and Refining Company (ASARCO) funded the Sinker Tunnel Project. The project objective was to drive a 10 x 10 tunnel from Sinker Creek on the North-East side of War Eagle Mountain, at an elevation of 5200 feet, approximately 2,000 feet below the bottom of the Golden Chariot Shaft. This tunnel was named the Sinker Tunnel, and its intended use was to drain water out of War Eagle Mountain and to haul ore mined from the veins to the surface for milling.  The cost of the project was about $250,000 (or the equivalent of $25,000,000 today).

It was anticipated that the Sinker Tunnel would intersect the Oro Fino Vein at about 7,000 feet from the tunnel portal.  The Oro Fino Vein was actually intersected at 6,890 feet in May 1902.  After the Sinker Tunnel was extended north about 80 feet, a raise was started upwards toward the bottom of the Golden Chariot Shaft.  When this raise reached 620 feet in height it was only 150 feet below the bottom of the Golden Chariot Shaft, which contained about 1,100 feet of water.  At this point the amount of water permeating down into the raise was increasing every day, which caused the miners to become anxious about their safety, and raised concerns as to how ASARCO would punch the final hole into the bottom of the Golden Chariot shaft.  The miners raised concerns with the Idaho Inspector of Mines about the working conditions and their concerns, which resulted in the Idaho Inspector of Mines stopping any further work in the area until safety measures were implemented.  At that time, ASARCO elected to close the project down, and return later if conditions changed, which never happened.

During 1932 and 1933, some additional exploration tunnels were driven to the north and to the south from the raise.  In 1941, salvagers opened the Sinker Tunnel and removed all the steel rail and pipe scrap for the war effort. Shortly thereafter, a landslide completely buried the tunnel under 50 feet or more of earth and rock, and the Sinker Tunnel complex was forgotten.

In 1994, Mineral Extraction, Inc., the current owner at the time, rediscovered the location of the tunnel and over several years refurbished the Sinker Tunnel complex, with the exception of the upper four levels of the raise, nearest the bottom of the Golden Chariot shaft.  The entrance was excavated, and a permanent structure was built to protect the site.  In addition, the entire length of the Sinker Tunnel was restored.  The roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 7,350 foot level.

The mines on War Eagle Mountain were very productive in the first few years because the surface deposits were of extraordinary richness. As the mines got deeper the veins had a smaller yet more consistent amount of ore in relation to the amount of rock that needed to be removed to expose it. Generally, the value of ore per ton of rock removed remained consistent from a depth of 150 feet to as deep as any of the mines were worked. This would indicate that the extensions of the veins into the deeper levels, not yet reached by the mine shafts, would contain the same percentage of metal ore.

The mines became more expensive to develop and operate as they got deeper. This was not due to a decline in the yield per ton, but due to the increased cost of lifting the mineral ore and of removing water from deeper shafts.  The removal of ground water in mines is a persistent expense that must be addressed on a daily basis. When a mine doesn't have a lower working level tunnel – like the Sinker Tunnel Complex – that intersects a vertical shaft, the water must be brought to the surface and disposed of no matter what the expense or technical inconvenience if the mine is to continue operating. This increased cost of mining at depth was one of the most significant problems for the mines on War Eagle Mountain.

Description of Mining Properties

The War Eagle-Florida-Delamar Mountain trend is an east to west continuum with very tight high grade silver and gold mineralization to the east and increasing volume and decreasing grade to the west. The three peaks all show the same veins.  Kinross Gold Corporation purchased Florida and Delamar Mountains, and Delamar Mountain, the western most of the three, had been successfully open pit mined from 1977 to the late 1990s.

The principal Oro Fino Vein can be described by thinking of War Eagle Mountain as a loaf of bread that has been tilted sidewise 8 degrees. Now consider that one slice of bread represents the Oro Fino Vein which is 2000 feet deep and up to 10,000 feet long.

Ore mineralogy found within the veins on War Eagle Mountain is identical to the regimes found on the other two mountains. The only key difference is the rock or precursor host rock. The granodiorite core on War Eagle (Granite) contains the veins whereas extrusive volcanics predominately host the mineralization on the other two mountains.  This means that the shafts on War Eagle Mountain are more stable, with minimal need to shore the walls with timber, as the Oro Fino Veins are compressed between very stable granite rock formations, which means the shafts left by the prior miners are still in mining-ready condition.  Evidence of this fact can be found within the Sinker Tunnel Complex. Throughout its 8,000 to 10,000 feet in length, almost no timber is used for shoring/bracing the walls or ceilings.  Based upon records from the 1800s, and records of the current open pit mining operations on Florida and Delamar, mineral ore from War Eagle Mountain was obtained in greater amounts from far less material removed.

The Oro Fino Vein system is known to extend at least some 12,000 feet in a NS direction and has been observed to vary greatly in thickness (from 0.5 ft to 25 ft) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton on average. As is typical for this kind of precious metal bearing quartz vein system, several large "pockets" of very rich ore concentration occur scattered throughout. These are called "Hot Spot" locations where mill grades of up to 25 Troy ounces per ton are encountered, with some areas showing grades as high as 90 to 300 oz gold/ton.

The depth of the Oro Fino vein system is known to be in the 2,000 ft area, with only about the first 500 to 1100 feet of depth actually mined on approximately 15% of the total known length. Estimates of potential reserves start from 500,000 ounces of gold, although this is based purely on historical records. Recent surveys and drilling activities have tended to confirm these historical records. There is a rough 1:14 ratio of Gold to Silver.

The Cumberland mine, also part of the War Eagle Mountain structure, sits on top of a clearly separate vein system. This vein is 100 to 200 feet east of the Oro Fino Vein. The Cumberland Vein is oriented N-S, dips 60 degrees to the east, and is one to twelve inches thick. Very rich ore, some as high as 9 ounces of gold to 40 ounces of silver exists within this vein.

The Poorman mine, also on the War Eagle Mountain, sits on top of an identical vein to the Oro Fino Vein, but about 1,000 feet to the west of the Golden Chariot shaft.  This vein is mostly silver.

The Oro Fino Vein system has approximately 6 other vein systems associated with it, while some 40 additional main vein systems are known to exist on the War Eagle Mountain.

The core of War Eagle Mountain is a large dome-like structure made up of intrusive granodiorites or quartz-monzonites, probably several thousand feet thick.  The rocks are similar to those of the Cretaceous Idaho batholith which occupies a large portion of central Idaho. The belief is that the War Eagle Mountain is an outlier of the batholith, separated by extentional tectonics and displaced southwest toward to its present position.  The Oro Fino Vein system is found within this lithologic unit.

The gold and silver bearing veins of War Eagle Mountain, including the Oro Fino Vein, are steeply dipping to subvertical in attitude and are generally oriented in a NS to NW-SE direction. The vein structures cut the youngest widespread lithologic unit, dated by potassium-argon at 15.6 - 15.7 million years. Potassium- argon dates on the vein material in the Florida mine and War Eagle Mountain area indicate an age range between 14.8 - 15.2 million years. Their origin is probably related to a Middle Miocene eruptive episode, representing the last and waning stages of activity. The textures, mineralogy and geometry of the veins all indicate that they are "epithermal" deposits. This means that, according to the current interpretations, the minerals were deposited by hydrothermal fluids at relatively shallow depths and low to moderate pressures.  Temperatures were originally thought to be around 50-200 degrees Celcius, but it has been realized since that many of the "epithermal" deposits were formed at temperatures well above 200 degrees C. The effect of the so-called "hyper-enrichment" is to produce multiple pockets of bonanza ore, or highly-enriched spots.

Competition

We have no competition for the extraction of minerals from War Eagle Mountain, since no other mining company has an interest on War Eagle Mountain at this time.  However, the mineral extraction business in general is highly competitive.  Numerous larger mining companies actively seek out and bid for mining prospects and properties as well as for the services of third-party providers and supplies, such as mining equipment, transportation equipment and smelters, upon which we rely.  Many of these companies not only explore for, produce and market minerals, but also carry out smelting and refining operations and market the resultant products on a worldwide basis.  Most of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

Competitive conditions may be substantially affected by various forms of legislation and regulation considered from time to time by the government of the United States and the states in which we have operations, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for minerals, and currency fluctuations.

Markets and Major Customers

Silver Falcon will contract with Innovative Precious Metals Technologies, Ltd. to process all ore derived from War Eagle Mountain, and to purchase any minerals derived from the ore at market prices, as determined in the contract.  Under our lease agreement with Silver Falcon, we are entitled to a royalty of 15% of any amounts paid Silver Falcon by the processor.

Seasonality of Business

Weather conditions will affect the ability of Silver Falcon to mine ore from our property.  Generally, from November to April of each year the road leading to the property is impassable because of snow.  Silver Falcon plans to mine and deliver more ore to the smelter than it can process when the roads are passable to ensure a steady stream of revenues throughout the year.

Operational Risks

Mining involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Mining involves the risk that fires, shaft collapses, flooding, equipment failure, human error and other circumstances may cause significant injury to persons or property, and may affect our ability to extract mine ore from our properties without significant additional capital expenditures. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of our leased mining properties. Such hazards may also cause damage to or destruction of our mine shafts, producing formations, production facilities, storage and transportation facilities, or other processing facilities.

We will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see “Risk Factors” below.

Regulation

Mining operations on War Eagle Mountain will be affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry.  Most of the extraction operations will require permits or authorizations from federal, provincial or local agencies.  Silver Falcon is responsible for compliance with all applicable laws and regulations under the terms of our lease with Silver Falcon, but the denial or vacating of permits needed by Silver Falcon could have a material adverse effect on our revenues from Silver Falcon under the lease.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

We expect that Silver Falcon’s operations will comply in all material respects with applicable laws and regulations.  We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on Silver Falcon’s operations than on other similar companies in the resource industry.

Environmental

General. Mining operations on War Eagle Mountain are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The extraction of mineral ore, as well as smelting and refining ore, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating mining facilities.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances.

Waste Disposal. Mining operations on War Eagle Mountain may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes").  Furthermore, it is possible that certain wastes generated by mining operations on War Eagle Mountain that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances").  These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action.  Mining operations on War Eagle Mountain may generate wastes that fall within CERCLA's definition of Hazardous Substances, and predecessor mining companies on our properties may have generated wastes that fall within CERCLA's definition of Hazardous Substances.

Air Emissions.  Mining operations on War Eagle Mountain may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If the operator of mining operations on War Eagle Mountain fails to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At June 30, 2009, we had two employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.   We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the mining exploration and development business.

ITEM 1A. RISK FACTORS.

We Have No Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since acquiring our mining properties in September 2007, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from the lease of our mining properties greater than our operational expenses.  We do not need to raise capital to mine our properties because we have leased the mining rights to Silver Falcon.  However, we will not receive any revenues from mining on our properties until Silver Falcon commences mining operations. Silver Falcon needs to raise capital before it can commence mining our properties, and therefore we will not have revenues until Silver Falcon raises the capital it needs.  Until we receive revenues from Silver Falcon, we are dependent on the deferral of salaries by our officers and loans from our officers to pay routine administrative expenses.  If Silver Falcon cannot commence actual mining operations, we may never generate revenues and may never become profitable.

Silver Falcon And We Have No Operating History as a Mining Company, Which May Hinder Silver Falcon’s Ability To Make Lease And Royalty Payments To Us.

Neither we nor Silver Falcon have any operating history as a mining company upon which to base an evaluation of our current business and future prospects.  We have only owned mining properties since our acquisition of properties on War Eagle Mountain in September 2007.  Silver Falcon first entered the mining industry when it leased our properties on War Eagle Mountain in October 2007.

We do not have an established history of locating and developing properties that have mining reserves. As a result, the revenue and income potential of our business is unproven.  In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties.  Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our Ability To Become Profitable Is Subject To Silver Falcon’s Success in the Mining Business, Which Is Subject To Risks Inherent In The Mining Business

Silver Falcon’s ability to become profitable is subject to the economic risks typically associated with mineral extraction and processing business, including the necessity of making significant expenditures to mine properties and to test potential reserves.  The availability of mining and transportation equipment and the cost of actual mining operations is often uncertain.  In conducting mining activities, the presence of unanticipated irregularities in formations, miscalculations or accidents may cause exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of Silver Falcon’s investment, which would jeopardize its ability to make lease and royalty payments to us.  If Silver Falcon is not successful in producing minerals from mineral ore mined from our property in economically viable quantities, and its mining activities will cease, and it will be unable to make lease and royalty payments to us.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner; Our Management Has Substantial Outside Business Interests.

We have two executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Pierre Quilliam, our Chief Executive Officer and Allan Breitkreuz, our Vice President.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us.  Mr. Breitkreuz estimates that he spends about 25% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us.  The fact that Messrs. Quilliam and Breitkreuz have outside business interests could lessen their focus on our business.

The Mining Industry Historically Is A Cyclical Industry And Market Fluctuations In The Prices Of Minerals Could Adversely Affect Silver Falcon’s Business And Our Lease Revenues From Silver Falcon.

Prices for minerals tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

•

weather conditions in the United States and elsewhere;

•

economic conditions in the United States and elsewhere;

•

political instability in Africa and other major mineral producing regions;

•

governmental regulations, both domestic and foreign;

•

domestic and foreign tax policy;

•

the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•

the price of foreign imports of minerals;

•

the cost of exploring for, producing and processing raw mineral ore;

•

the rate of decline of existing and new mineral reserves;

•

available transportation capacity;

•

the ability of mineral extraction companies to raise capital;

•

the overall supply and demand for minerals; and

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities.  Reductions in mineral prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.  Neither we nor Silver Falcon currently engage in any hedging program to mitigate our exposure to fluctuations in mineral prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for mineral properties, as buyers and sellers have difficulty agreeing on the value of the properties.  Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

We Are Required to Share Our Profits Derived From Properties In Which We Do Not Own 100% Fee Title.

We only own a 29.166% undivided interest in 71.82 acres of land on War Eagle Mountain.  Under Idaho law, we are required to pay the other joint tenant owners of the land their pro rata share of any revenues we derive from minerals extracted from their property, less operating costs we incur.  We do not have any formal agreement with the majority owners of the 71.82 acres of land on War Eagle Mountain regarding the allocation of revenues between 71.82 acres in which they have an interest and the other acreage we own or lease on War Eagle Mountain, or the determination and allocation of costs properly chargeable against revenues allocated to their interests. Accordingly, there is a possibility that we may get into disputes with the majority owners of the 71.82 acres of land on War Eagle Mountain, which could adversely affect our profitability.

If We Or Our Operators Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected.

Our operations are subject to risks inherent in the mining industry, such as mine collapses, flooding, explosions, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  We do not currently carry insurance to protect us against any of these potential liabilities.  We expect that Silver Falcon will obtain insurance before it formally commences mining operations on our land, but at this time Silver Falcon also does not carry insurance to cover any of these potential liabilities.

Complying With Environmental And Other Government Regulations Could Be Costly And Could Negatively Impact Silver Falcon’s Production, Which Would Adversely Impact Our Royalty Revenues From Silver Falcon.

The mining business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of any facilities on War Eagle Mountain, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that any operator of mining operations on War Eagle Mountain acquire permits before commencing operations and restrict the substances that can be released into the environment with mining and production activities.

Under our lease of War Eagle Mountain to Silver Falcon, Silver Falcon is primarily responsible for compliance with all laws and regulations applicable to the mining operations.  However, to the extent that Silver Falcon violates laws and regulations, and is financially unable to satisfy any damages or claims arising out of its violations, we could be liable for those damages or claims, which may include claims for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  Prior to commencement of mining operations by Silver Falcon, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

There Is No Limited Market For Our Common Stock.

The trading market for our common stock is limited.  Our common stock is not yet eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market.  Our common stock is not trading.  We plan to seek a listing on the OTC Bulletin Board in the future.  We cannot provide you with any assurance that a more active trading market for our common stock will ever develop, or if such a market develops, that it will be sustained.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Will Incur Significant Costs As A Result Of Operating As A Public Company. Our Management Has Identified Material Weaknesses In Our Internal Control Over Financial Reporting, Which We Are Required To Remedy.  We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a registered public company, we will experience an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

A description of our mining properties is included in Item 1. Description of Business and is incorporated herein by reference.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2007 and 2008, our common stock was not traded.  Our common stock was last traded on the Pink Sheets under the symbol “CGPT” on June 8, 2005.

There were 147 shareholders of record of the common stock as of June 30, 2009. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2008 or 2007.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2008, we issued the following shares of common stock in unregistered transactions:

We issued 825,000 shares of common to Pierre Quilliam in repayment of a loan in the amount of $24,750;

We issued 1,291,666 shares to a third party for consulting services valued at $38,750. All shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2008.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, we did not purchase any shares of our common stock in reliance on the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres. We have also acquired 70 lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 1,400 acres in total.

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from our properties.  The lease provides that lease payments must commence April 1, 2008, but that Silver Falcon may extend the commencement date to July 1, 2009, in which event the lease term will be extended by an equal amount of time.  Silver Falcon currently expects to begin actual operations by October 1, 2009, and to begin lease payments at that time.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Fiscal Years ended December 31, 2008 and 2007

We had no revenues in the years ended December 31, 2008 and 2007.

We reported losses from operations during the years ended December 31, 2008 and 2007 of ($302,869) and ($1,220,727), respectively.  The decreased operating loss in 2008 as compared to 2007 was largely attributable to decreased salaries and wages in 2008, as compared to 2007.  Salaries and wages decreased from $800,000 in 2007 to $175,000 in 2008, as a result of a $625,000 bonus payable to Pierre Quilliam in 2007 as a result of his efforts to close the purchase of our property on War Eagle Mountain.   In addition, general and administrative expenses decreased from $371,006 in 2007 to $41,023 in 2008, largely as a result of the our agreement to reimburse Mr. Quilliam $345,163 in 2007 for travel, entertainment and legal costs incurred in connection with our purchase of the property on War Eagle Mountain.

We reported a net loss during the years ended December 31, 2008 and 2007 of ($312,294) and ($1,220,727), respectively.  The decreased net loss in 2008 as compared to 2007 was largely attributable to a decreased loss from operations, offset by higher interest expense in 2008 as compared to 2007 as a result of higher level of interest bearing debt in 2008.

Liquidity and Sources of Capital

Our balance sheet as of December 31, 2008 reflects cash and current assets of $419, current liabilities of $1,590,876, and a working capital deficit of ($1,590,457).  However, most of our current liabilities consist of accrued compensation our management.

At this time, we have no revenues.  We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   However, we do not expect to begin receiving lease payments from Silver Falcon until Silver Falcon commences actual mining operations, which is not expected to occur until October 1, 2009, with the first revenues due in December 2009. Until we begin receiving lease payments from Silver Falcon, we are dependent on the deferral of salaries by our management, and loans from our officers and a significant shareholder to pay other administrative expenses.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2008 and 2007, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved mineral reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our financial statements. Described below are the most significant policies we apply in preparing our financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. See Results of Operations above and Item 13. Financial Statements – Note A, “Summary of Significant Accounting Policies,” for a discussion of additional accounting policies and estimates made by management.

Revenue Recognition

Revenue is recognized when earned according to lease and royalty agreements.  Lease income is recognized as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as ore is extracted and refined.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimate of future cash flows is based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

We evaluate, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, we compare the estimated fair value of our reporting units to their carrying amounts.  If the carrying value of a reporting unit exceeds its estimated fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. Our fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

We have issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because we have has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

Research and Development

We expense research and development costs as incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2008, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in two areas that we believe should be considered material weaknesses.  A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The weakness are limited segregation of duties and insufficient allocation of personnel resources to the accounting function.

While we are committed to improving our financial organization and reporting, both defects are a function of a lack of personnel to handle accounting functions, and thus our ability to resolve either of our internal weaknesses is dependent on our ability to hire additional personnel.  Until we raise capital or begin receiving revenues under the lease of our mineral interests, we will not be able to hire the personnel to resolve either internal weakness.

The aforementioned areas of required improvement were identified by our chief financial officer in connection with the preparation of our financial statements as of December 31, 2008 and he communicated the matters to our management and board of directors.  Management believes that the areas of required improvement above did not have an effect on our financial results.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Pierre Quilliam	71	Chairman and Chief Executive Officer
Allan Breitkreuz	42	Executive Vice President of Finance and Development

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Pierre Quilliam has served as our chief executive officer and a member of our board since November 11, 2003.  In addition to his services as our office and director, Mr. Quilliam has been a director and officer of Silver Falcon Mining, Inc., f/k/a Dicut, Inc. since 2001.  From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment.  From 1980 to the present, Mr. Quilliam has established and managed numerous companies in various capacities, including finance, consulting, accounting and management.

Allan Breitkreuz has served as a member of our board since 2005, and as our Vice President of Finance and Development since September 9, 2006.  From 2002 to 2008, Mr. Breitkreuz was an officer and director of Warner International Networks and Extend a Pop, which provided dial up internet access.   Mr. Breitkreuz majored in commercial and business financial administration at Brock University in Ontario, Canada, but did not receive a degree.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board Of Directors

Our board currently consists of two directors.  During 2008, our board of directors had six meetings.  All directors attended every meeting held during the time in which they served as directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future, once we have independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We do not have an audit committee financial expert on our board because we do not have any independent directors.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2008, our Common Stock was not registered under Section 12 of the Securities Exchange Act of 1934, and therefore our officers and directors were not required to comply with the reporting requirements of Section 16 of the Securities Exchange Act of 1934 in that year.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Option Awards $ (4)	All Other Compensation $	Total $

Pierre Quilliam, Chairman and CEO (1)	2008 2007	$125,000 $125,000	- -	- $625,000	$125,000 $750,000

(1)

Mr. Quilliam has served as our Chairman and CEO since November 11, 2003.  From September 1, 2006 to August 31, 2007, the board approved a base salary for Mr. Quilliam of $125,000 per year.  From September 1, 2007 to December 31, 2008, we paid Mr. Quilliam a base salary of $125,000 per year under an employment agreement dated September 1, 2007.  In 2007, the board approved a bonus to Mr. Quilliam of $625,000 as a result of his efforts to close the purchase of our property on War Eagle Mountain, as well as the reimbursement of $345,163 in travel, entertainment and legal costs incurred by Mr. Quilliam in connection our purchase of the property on War Eagle Mountain.  In addition, we issued Mr. Quilliam the following promissory notes: a note dated December 31, 2007 in the amount of $81,408; a note dated June 30, 2008 in the amount of $5,830; and a note dated December 1, 2008 in the amount of $345,163.  The notes are convertible into common stock at $0.03 per share.  No compensation has been accrued for Mr. Quilliam with respect to the notes.  None of Mr. Quilliam’s compensation for either 2007 or 2008 has been paid in cash, and instead is reflected as a current liability on our financial statements.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year, other than as described above.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.  As of December 31, 2008, we did not have any outstanding equity awards.

Employment Agreements

We entered into an employment agreement with Mr. Quilliam on September 1, 2007, which provides as follows:

•

That Mr. Quilliam is entitled to a base salary of $125,000 per year;

•

The term of the agreement is one year and four months (or until December 31, 2008), but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

•

Mr. Quilliam is entitled to health, dental, long term disability and life insurance, to the extent provided to all of our employees pursuant to such plans and programs that we may adopt from time to time, and the use of two rental cars, the combined cost of which shall not exceed $2,000 per month; and

•

Mr. Quilliam’s employment is subject to standard provisions requiring that he maintain the confidentiality of our information, and prohibiting his competition with us or soliciting our employees during and after the termination of their employment with us.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Breitkreuz (1)	-	-	-	-	-	$50,000	$50,000

(1)

Mr. Breitkreuz receives no compensation for serving as a director.  In 2008, he accrued a base salary of $50,000 for services as vice president under an employment agreement dated January 1, 2007. None of his base compensation has been paid in cash, and instead is reflected as a current liability on our financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of June 30, 2009, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Pierre Quilliam (2) 5709 Manatee Avenue West Bradenton, Florida 34209	65,902,658	33.6%

New Vision Financial, Ltd. (3) Suite 13, Oliaji Trade Center Francis Rachel St. Victoria, Seychelles	51,895,808	28.4%

William Martens (4) 14424 South Canada Road Melba, Idaho 83641	16,750,000	9.2%

Allan Breitkreuz 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	-	0.0%

All Officers and Directors as a Group	65,902,658	33.6%

26

(1) Based upon 181,701,597 shares issued and outstanding as of June 30, 2009.

(2) Mr. Quilliam’s shares include 825,000 shares owned outright, 50,700,000 shares owned by Bisell Investments, Inc., a company of which he is a director and president, 380,000 shares owned by his wife, and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is the chief executive officer of Silver Falcon and Bisell Investments, Inc., and in that capacity exercises shared power to vote and dispose of the shares owned by the entities.  Mr. Quilliam’s ownership also includes 15,181,703 shares which he has the present right to acquire under notes which are convertible into common stock at his election at a conversion price of $0.03 per share.

(3)  New Vision Financial, Ltd.’s shares include 50,658,333 shares owned outright by it, as well as 1,237,475 shares which it has the present right to acquire under notes which are convertible into common stock at its election at a conversion price of $0.03 per share.

(4)  Mr. Martens’ ownership includes 16,500,000 shares owned outright by him, and 250,000 shares which he is entitled to receive under a consulting agreement dated January 1, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 24, 2007, Bisell Investments, Inc. (“Bisell”) and New Vision Financial, Ltd. (“New Vision”) each acquired an undivided 50% interest in 174.82 acres of land on War Eagle Mountain, Idaho, from Laoshan Group, LLC (“Laoshan”) by conveying Laoshan 8,000,000 shares (16,000,000 shares in total) of our common stock. From the shares transferred to Laoshan, New Vision and Bisell each received back 500,000 shares.

On September 14, 2007, we issued 45,000,000 shares of common stock to each of Bisell and New Vision (90,000,000 shares in total) to purchase their interest in 174.82 acres of land on War Eagle Mountain, Idaho.  At the time of the transaction, Bisell and New Vision were significant holders of our common stock, and Pierre Quilliam, our chairman and chief executive officer, was also the president of Bisell.

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

On January 1, 2008, we entered into a consulting agreement with William Martens, under which we agreed to issue Mr. Martens 250,000 shares of common stock in consideration for up to 200 hours of consulting services for one year.  Mr. Martens controlled Laoshan at the time we acquired the property on War Eagle Mountain from Laoshan, and is a significant shareholder of ours as a result of the distribution to him of shares received by Laoshan in the transactions described above.

On December 31, 2008, we were indebted to Pierre Quilliam on a promissory note dated December 31, 2007 in the original principal amount of $81,408 with a principal balance at December 31, 2008 of $56,658.  The note provides for a payment of $5,698.56 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  The funds represented by the note were loaned to us at various times in 2006 and 2007, and were used to pay operating expenses.  Prior to December 31, 2007, the loans did not bear interest.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, we were indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  The funds represented by the note were loaned to us at various times in 2008, and were used to pay operating expenses.  Prior to June 30, 2008, the loans did not bear interest. Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On January 10, 2008, we issued New Vision 158,333 shares of common stock.  The shares were valued at $0.03 per share, or $4,750, and were applied to reduce the principal balance of the note dated December 31, 2007 with an original principal balance of $7,500.

On November 12, 2008, we issued Pierre Quilliam 825,000 shares of common stock.  The shares were valued at $0.03 per share, or $24,750, and were applied to reduce the principal balance of the note dated December 31, 2007 with an original principal balance of $81,408.

As of December 31, 2008, we were indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $7,500, with a principal balance at June 30, 2008 of $2,750.  The note provides for a payment of $525 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

As of December 31, 2008, we were indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $2,250.  The note provides for a payment of $157.50 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, we were indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  The funds represented by the note were loaned to us at various times in 2008, and were used to pay operating expenses.  Prior to June 30, 2008, the loans did not bear interest.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2007, our board approved a bonus of $625,000 to Mr. Quilliam for his efforts in completing our acquisition of the War Eagle Mountain property.  Our board also approved the reimbursement of $343,163 of travel, entertainment and legal expenses incurred by Mr. Quilliam to complete the purchase of the War Eagle Mountain property.

On December 1, 2008, we executed a promissory note payable to Pierre Quilliam in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

As of December 31, 2008, we were indebted to Silver Falcon in the amount of $18,139.  The amounts are non-interest bearing, unsecured demand loans.

On February 11, 2008, we issued Q-Prompt, Inc. 232,500 shares of Common Stock for computer services valued at $6,975, or $0.03 per share.  Q-Prompt, Inc. is owned by the son of Mr. Quilliam.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2008 and 2007, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2007 and 2008 was $15,000 and $15,000, respectively.  We did not file any Form 10-Q’s for either fiscal year.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of Goldcorp Holdings Co. as of December 31, 2007 and 2008, and for the years ended December 31, 2007 and 2008, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)

Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4	Promissory Note dated December 31, 2007 payable to Pierre Quilliam in the amount of $81,408 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.5	Promissory Note dated June 30, 2008 payable to Pierre Quilliam in the amount of $5,830 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.6	Promissory Note dated December 31, 2007 payable to New Vision Financial, Ltd. in the amount of $7,500 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.7	Promissory Note dated December 31, 2007 payable to New Vision Financial, Ltd. in the amount of $2,250 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.8	Promissory Note dated June 30, 2008 payable to New Vision Financial, Ltd. in the amount of $29,532 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.9	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14*	Code of Business Conduct and Ethics
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDCORP HOLDINGS CO.
Dated: July 14, 2009	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: July 14, 2009	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: July 16, 2009	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

EXHIBIT A

GOLDCORP HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Goldcorp Holdings Co.

We have audited the accompanying balance sheet of Goldcorp Holdings Co. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 9 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company does not currently have any revenue is dependent on the deferral of salaries and loans from management and a shareholder to pay operating expenses.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

July 10, 2009

GOLDCORP HOLDINGS CO.

BALANCE SHEET

DECEMBER 31, 2008 and 2007

ASSETS	2008	2007
Cash and cash equivalents	$ 419	$ 256
Other assets	3,000	-
Total current assets	3,419	256

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 363,419	$ 360,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 104,462	$ 72,656
Accrued compensation	1,016,667	841,667
Due to related party	18,139	-
Accrued interest	9,425	-
Accrued expenses – related party	-	345,163
Notes payable	34,532	9,750
Director's loan	407,651	81,408
Total liabilities	1,590,876	1,350,644

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 180,093,265 and 177,585,766 shares issued and outstanding at December 31, 2008 and 2007, respectively	18,009	17,759
Additional paid in capital	4,208,637	4,133,662
Accumulated deficit	(5,454,103)	(5,141,809)
Total stockholders' deficit	(1,227,457)	(990,388)

Total Liabilities and Stockholders' Deficit	$ 363,419	$ 360,256

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

Revenues:	$ -	$ -

Expenses:
Consulting fees	94,346	49,721
Salaries and wages	175,000	800,000
General and administrative	33,523	371,006
Total expenses	302,869	1,220,727

Loss from operations	$ (302,869)	$ (1,220,727)

Interest expense	(9,425)	-

Net Loss	$ (312,294)	$ (1,220,727)

Net loss per common share - basic	$ -	$ (0.01)

Weighted average number of common shares outstanding - basic	178,163,496	114,289,063

Net loss per common share - diluted	$ -	$ (0.01)

Weighted average number of common shares outstanding - diluted	192,902,929	114,289,063

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/06	87,585,766	-	$ 8,759	$ -	$ 3,782,662	(3,921,082)	(129,661)

Shares issued to acquire mining properties	90,000,000		9,000		351,000		360,000
Net loss						(1,220,727)	(1,220,727)
Balance at 12/31/07	177,585,766	-	$ 17,759	$ -	$ 4,133,662	$ (5,141,809)	$ (990,388)

Issuance of common stock for services	1,524,166	-	152		45,573		45,725
Issuance of common stock in repayment of note payable	158,333		16		4,734		4,750
Issuance of common stock in repayment of Director’s Loan	825,000	-	82		24,668		24,750
Net loss						(312,294)	(312,294)
Balance at 12/31/08	180,093,265	-	$ 18,009	$ -	$ 4,208,637	(5,454,103)	$ (1,227,457)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (312,294)	$ (1,220,727)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	45,725	-
Increase (decrease) in operating assets and liabilities:
Other assets	(3,000)	-
Accounts payable and accrued expenses	31,806	49,528
Accrued interest	9,425	-
Due to related party	18,139	345,163
Accrued payroll and payroll liabilities	175,000	800,000

Net cash (used in) operating activities	(35,199)	(26,036)

Cash flows from financing activities:
Proceeds from note payable	29,532	9,750
Proceeds from Director's loan	5,830	16,542
Net cash provided by financing activities	35,362	26,292

Net increase (decrease) in cash and cash equivalents	163	256
Cash and equivalents at beginning of period	256	-
Cash and equivalents at end of period	$ 419	$ 256

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

(continued)

	2008	2007
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for mining properties	-	$ 360,000
Shares issued to repay note payable	$ 4,750	-
Shares issued to repay Director’s loan	$ 24,750	-

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldCorp Holdings, CO, (the “Company”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to Goldcorp Holdings Co.

The Company) owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (“Silver Falcon”) under which Silver Falcon is entitled to mine the land and the Company is entitled to a 15% royalty on all minerals extracted by Silver Falcon.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when earned according to lease and royalty agreements.  Lease income is recognized as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as ore is extracted and refined.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its equity security investments as available for sale securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with FSP FAS 115 No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings. Additional information concerning the Company’s equity method and security investments is included in Note 15.

The Company accounts for its investments in auction rate securities in accordance with FAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Facilities and equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

Research and Development

The Company expenses research and development costs as incurred.

Significant Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations or cash flows.

Accounting for Convertible Debt Instruments

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classifed nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on the Company’s financial results.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s financial results.

NOTE 3 – PURCHASE OF MINING PROPERTIES

On September 14, 2007, the Company acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  In addition, we acquired 70 lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 1,400 acres in total.  In 2008, the Company decided not to renew 26 out of 70 leases on War Eagle Mountain after it concluded that the leases were not needed to mine the area.

An appraisal of the property was performed by an outside expert, who concluded that the properties had a fair market value of $360,000.  The appraisal valued the properties based on their recreational value, and did not assess whether there were recoverable minerals on the properties or their probable value.

NOTE 4 – NOTES PAYABLE

On December 31, 2008, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2007 in the original principal amount of $81,408 with a principal balance at December 31, 2008 of $56,658.  The note provides for a payment of $5,698.56 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $7,500.  The note provides for a payment of $525 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $2,250.  The note provides for a payment of $157.50 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2008, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2008	December 31, 2007

Deferred tax assets	$2,099,830	$1,979,596

Less valuation allowance	(2,099,830)	(1,979,596)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2008, the Company had net operating loss carryforwards of approximately $5,454,103 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2027. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2008, we are obligated on three notes payable to Pierre Quilliam, an officer and shareholder, in the principal amount of $407,651.  See Note 4 – Notes Payable.  The notes bear interest at 7% per annum and are convertible into Common Stock at $0.03 per share at the option of Mr. Quilliam. Effective November 12, 2008, we issued Mr. Quilliam 825,000 shares of Common Stock with a value of $24,750, or $0.03 per share, which was applied to the principal balance of one of the notes.

As of December 31, 2008, we are obligated on three notes payable to New Vision, a significant shareholder, in the principal amount of $34,532.  See Note 4 – Notes Payable.  The notes bear interest at 7% per annum and are convertible into Common Stock at $0.03 per share at the option of New Vision. Effective January 10, 2008, we issued New Vision 158,333 shares of Common Stock with a value of $4,750, or $0.03 per share, which was applied to the principal balance of one of the notes.

On September 14, 2007, we issued 45,000,000 shares of common stock to each of Bisell and New Vision (90,000,000 shares in total) to purchase their interest in 174.82 acres of land on War Eagle Mountain, Idaho.  At the time of the transaction, Bisell and New Vision were significant holders of our common stock, and Pierre Quilliam, our chairman and chief executive officer, was also the president of Bisell.

On October 11, 2007, we entered into a lease agreement with Silver Falcon Mining, Inc., under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to lease payments of $1,000,000 per year, payable monthly, a nonaccountable expense reimbursement in the amount of $10,000 for any month in which ore is mined from the property, and a royalty of 15% from any proceeds payable to Silver Falcon by the smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

As of December 31, 2008, we were indebted to Silver Falcon in the amount of $18,139.  The amounts are non-interest bearing, unsecured demand loans.

On February 11, 2008, we issued Q-Prompt, Inc. 232,500 shares of Common Stock for computer services valued at $6,975, or $0.03 per share.  Q-Prompt, Inc. is owned by the son of Mr. Quilliam.

On December 31, 2007, our board approved a bonus of $625,000 payable to Pierre Quilliam as a result of his efforts to close the purchase of our property on War Eagle Mountain, and the reimbursement of $345,163 in expenses incurred by Mr. Quilliam for travel, entertainment and legal costs incurred in connection with our purchase of the property on War Eagle Mountain.

On January 1, 2008, we entered into consulting agreements with William Martens and Lisa Moon, under which we agreed to issue Mr. Martens and Ms. Moon 250,000 shares of common stock in consideration for up to 200 hours of consulting services for one year.  Mr. Martens controlled Laoshan at the time we acquired the property on War Eagle Mountain from Laoshan, and is a significant shareholder of ours as a result of the distribution to him of shares received by Laoshan in the transactions described above.  The consulting services are valued at $125 per hour resulting in a value of $25,000, or $0.10 per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkruez under which we agreed to pay Mr. Breitkruz $50,000 per year for three years and $75,000 for two years.

NOTE 8 - CAPITAL STOCK

At December 31, 2008, the Company's authorized capital stock was 200,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 180,093,265shares of Common Stock, and no shares of Preferred Stock.

2008 Transactions:  During the year ended December 31, 2008, the Company issued shares of Common Stock in the following transactions:

•

On January 10, 2008, the Company issued 158,333 shares of Common Stock to New Vision Financial, Ltd. in partial satisfaction of $4,750 of notes payable.

•

On February 11, 2008, the Company issued 232,500 shares of Common Stock to a vendor for $6,975 of website services.

•

On November 12, 2008, the Company issued 825,000 shares of Common Stock to Pierre Quilliam in partial satisfaction of $24,750 of notes payable.

•

On December 1, 2008, the Company issued 1,291,666 shares of Common Stock for consulting services valued at $38,750.

2007 Transactions:  During the year ended December 31, 2007, the Company issued shares of Common Stock in the following transactions:

•

45,000,000 shares of Common Stock to Bisell Investments, Inc. to acquire its interest in 174.82 acres of property on War Eagle Mountain, Idaho.  The shares were valued at the appraised value of the real estate acquired with the shares, or $180,000.

•

45,000,000 shares of Common Stock to New Vision Financial, Ltd. to acquire its interest in 174.82 acres of property on War Eagle Mountain, Idaho.  The shares were valued at the appraised value of the real estate acquired with the shares, or $180,000.

As of December 31, 2008, the Company had outstanding three notes payable to Pierre Quilliam in the with an aggregate principal balance of $407,651, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $34,532.  All of the notes are convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.   At December 31, 2008, an aggregate of 15,043,252 shares of Common Stock were issuable upon conversion of the notes.

As of December 31, 2008 and 2007, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

The Company effected a 1 for 10 reverse split of its Common Stock on July 17, 2007.  All share amounts are after giving effect to the reverse split.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($312,294) and ($1,220,727) for the twelve months ended December 31, 2008 and 2007, respectively.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

Since January 1, 2009, the Company has issued 1,608,332 shares of Common Stock for consulting services valued at $48,249.96, or $0.03 per share.