Form 10-Q
period 2009-03-31
GoldCorp Holdings Corp.
filed 2009-07-17
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDCORP HOLDINGS CO.

(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0350814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5709 Manatee Avenue West Bradenton, Florida 34209

 (Address of principal executive offices)

(941) 761-7819

 (Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ]  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   181,701,597 shares as of June 30, 2009.

GOLDCORP HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II.  OTHER INFORMATION.

17

Item 1.  Legal Proceedings.

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4. Submission of Matters to a Vote of Security Holders.

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

17

SIGNATURES

18

EXHIBIT INDEX

19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDCORP HOLDINGS CO.

BALANCE SHEET

MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS	March 31, 2009 (unaudited)	December 31, 2008 (audited)

Cash and cash equivalents	$ 31	$ 419
Other assets	3,000	3,000
	3,031	3,419

Mining Properties (Note 3)	360,000	360,000

Total Assets	$ 363,031	$ 363,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 105,991	$ 104,462
Accrued compensation	1,060,417	1,016,667
Due to related party	23,339	18,139
Accrued interest	17,057	9,425
Notes payable	34,532	34,532
Director's loan	407,651	407,651
	1,648,987	1,590,876

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 180,626,598 and 180,093,265 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	18,063	18,009
Additional paid in capital	4,224,583	4,208,637
Accumulated deficit	(5,528,602)	(5,454,103)
Total stockholders' deficit	(1,285,956)	(1,227,457)

Total Liabilities and Stockholders' Equity	$ 363,031	$ 363,419

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	19,250	11,725
Salaries and wages	43,750	43,750
General and administrative	3,867	3,429
Total expenses	66,867	58,904

Loss from operations	(66,867)	(58,904)

Interest expense	(7,632)	(1,595)

Net Loss	$ (74,499)	$ (60,499)

Net loss per common share - basic	$ -	$ -

Weighted average number of common shares outstanding - Basic	180,470,793	177,854,849

Net loss per common share - diluted	$ -	$ -

Weighted average number of common shares outstanding - Diluted	195,210,226	180,893,449

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (74,499)	$ (60,499)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	16,000	11,725
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	1,529	7,881
Accrued payroll and payroll liabilities	43,750	43,750
Due to related party	5,200	-
Accrued interest	7,632	1,595
Net cash (used in) operating activities	(388)	4,452

Cash flows from financing activities:
Repayments of Director’s loan	-	(4,585)
Net cash provided by financing activities	-	(4,585)

Net increase (decrease) in cash and cash equivalents	(388)	(133)
Cash and equivalents at beginning of period	419	256
Cash and equivalents at end of period	$ 31	$ 123

	2009	2008
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for repayment of notes payable	-	$ 4,750
Shares issued for services	$ 16,000	-

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/08	180,093,265	-	$ 18,009	$ -	$ 4,208,637	(5,454,103)	$ (1,227,457)

Shares issued for services	533,333	-	54	-	15,946	-	16,000
Net loss			-	-		(74,499)	(74,499)
Balance at 3/31/2009	180,626,598	-	$ 18,063	$ -	$ 4,224,583	$ (5,528,602)	$ (1,285,956)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldCorp Holdings Co., (the “Company”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to Goldcorp Holdings Co.

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (“Silver Falcon”) under which Silver Falcon is entitled to mine the land and the Company is entitled to a 15% royalty on all minerals extracted by Silver Falcon.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 – NOTES PAYABLE

On March 31, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2007 in the original principal amount of $81,408 with a principal balance at March 31, 2009 of $56,658.  The note provides for a payment of $5,698.56 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $7,500, with a principal balance at March 31, 2009 of $2,750.  The note provides for a payment of $525 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  However, the Company repaid a portion of the note in January 2008 when it issued the lender 158,333 shares of Common Stock.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $2,250.  The note provides for a payment of $157.50 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company borrowed $5,200 from Silver Falcon Mining, Inc.   As of March 31, 2009, the amount owed Silver Falcon Mining, Inc. was $23,339.  The amounts are non-interest bearing, unsecured demand loans.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $50,000 per year for three years and $75,000 for two years.

NOTE 6 - CAPITAL STOCK

At March 31, 2009, the Company's authorized capital stock was 200,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 180,626,598 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended March 31, 2009, the Company issued shares of Common Stock in the following transactions:

On January 27, 2009, the Company issued 533,333 shares of Common Stock for accounting services valued at $0.03 per share, or $16,000.

As of March 31, 2009, the Company had outstanding three notes payable to Pierre Quilliam with an aggregate principal balance of $407,651, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $34,532.  Principal and interest due on the notes is convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.  At March 31, 2009, an aggregate of 15,301,192 shares of Common Stock were issuable upon conversion of the notes.

As of March 31, 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 7 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($74,499) for the three months ended March 31, 2009.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 8 – SUBSEQUENT EVENTS

Since April 1, 2009, the Company has issued 1,074,999 shares of Common Stock for consulting services valued at $32,249.97, or $0.03 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts earned by Silver Falcon from the processing of ore mined from our properties.  The lease provides that lease payments must commence April 1, 2008, but that Silver Falcon may extend the commencement date to July 1, 2009, in which event the lease term will be extended by an equal amount of time.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Three Months ended March 31, 2009 and 2008

We had no revenues in the three months ended March 31, 2009 and 2008.

We reported losses from operations during the three months ended March 31, 2009 and 2008 of ($66,867) and ($58,904), respectively.  The increased operating loss in 2009 as compared to 2008 was largely attributable to increased consulting fees in 2009, as compared to 2008.  All other categories of expenses were approximately the same.

We reported a net loss during the three months ended March 31, 2009 and 2008 of ($74,499) and ($60,499), respectively.  The increased net loss in 2009 as compared to 2008 was largely attributable to an increased loss from operations, as well as higher interest expense in 2009 as compared to 2008 as a result of higher level of interest bearing debt in 2009.

Liquidity and Sources of Capital

Our balance sheet as of March 31, 2009 reflects cash and current assets of $31, current liabilities of $1,648,987, and a working capital deficit of ($1,648,956).  However, most of our current liabilities consist of accrued compensation to our management.

At this time, we have no revenues.  We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   However, we do not expect to begin receiving lease payments from Silver Falcon until Silver Falcon commences actual mining operations, which is not expected to occur until October 1, 2009.  Until we begin receiving lease payments from Silver Falcon, we are dependent on the deferral of salaries by our management, and loans from our officers and a significant shareholder to pay other administrative expenses.

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

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimate of future cash flows is based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the three months ended March 31, 2009, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were inadequate due to a lack of financial resources.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended March 31, 2009, the Company issued 533,333 shares of common stock for services rendered.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDCORP HOLDINGS CO.
Date: July 17, 2009	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4	Promissory Note dated December 31, 2007 payable to Pierre Quilliam in the amount of $81,408 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.5	Promissory Note dated June 30, 2008 payable to Pierre Quilliam in the amount of $5,830 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.6	Promissory Note dated December 31, 2007 payable to New Vision Financial, Ltd. in the amount of $7,500 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.7	Promissory Note dated December 31, 2007 payable to New Vision Financial, Ltd. in the amount of $2,250 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.8	Promissory Note dated June 30, 2008 payable to New Vision Financial, Ltd. in the amount of $29,532 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.9	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

19