Form 10-Q
period 2009-06-29
GoldCorp Holdings Corp.
filed 2009-11-13
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   181,968,263 shares as of July 31, 2009.

GOLDCORP HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

19

Item 4.  Controls and Procedures.

19

PART II.  OTHER INFORMATION.

19

Item 1.  Legal Proceedings.

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults upon Senior Securities.

20

Item 4. Submission of Matters to a Vote of Security Holders.

20

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

SIGNATURES

21

EXHIBIT INDEX

22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDCORP HOLDINGS CO.

BALANCE SHEET

JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS	June 30, 2009 (unaudited)	December 31, 2008 (audited)

Cash and cash equivalents	$ 270	$ 419
Other assets	3,000	3,000
	3,270	3,419

Mining Properties (Note 3)	360,000	360,000

Total Assets	$ 363,270	$ 363,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 103,509	$ 104,462
Accrued compensation	1,104,167	1,016,667
Due to related party	35,706	18,139
Accrued interest	24,689	9,425
Notes payable	34,532	34,532
Director's loan	408,501	407,651
	1,711,104	1,590,876

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 180,701,597 and 180,093,265 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	18,170	18,009
Additional paid in capital	4,256,726	4,208,637
Accumulated deficit	(5,622,730)	(5,454,103)
Total stockholders' deficit	(1,347,834)	(1,227,457)

Total Liabilities and Stockholders' Deficit	$ 363,270	$ 363,419

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	59,367	55,203
Salaries and wages	87,500	87,500
General and administrative	6,496	21,503
Total expenses	153,363	164,206

Loss from operations	(153,363)	(164,206)

Interest expense	(15,264)	(3,024)

Net Loss	$ (168,627)	$ (167,230)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding	180,723,712	177,916,060

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	40,117	43,478
Salaries and wages	43,750	43,750
General and administrative	2,629	18,074
Total expenses	86,496	105,302

Loss from operations	(86,496)	(105,302)

Interest expense	(7,632)	(1,429)

Net Loss	$ (94,128)	$ (106,731)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding	180,973,819	177,976,599

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (168,627)	$ (167,230)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	48,250	6,975
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(953)	35,612
Accrued payroll and payroll liabilities	87,500	87,500
Due to related party	17,567	-
Accrued interest	15,264	3,024
Net cash (used in) operating activities	(999)	(34,119)

Cash flows from financing activities:
Proceeds from note payable	-	29,532
Proceeds from Director’s loan	850	5,830
Net cash provided by financing activities	850	35,362

Net increase (decrease) in cash and cash equivalents	(149)	1,243
Cash and equivalents at beginning of period	419	256
Cash and equivalents at end of period	$ 270	$ 1,499

	2009	2008
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for repayment of notes payable	-	$ 4,750
Shares issued for services	$ 48,250	6,975

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/08	180,093,265	-	$ 18,009	$ -	$ 4,208,637	(5,454,103)	$ (1,227,457)

Shares issued for services	1,608,332	-	161	-	48,089	-	48,250
Net loss			-	-		(168,627)	(168,627)
Balance at 6/30/2009	181,701,597	-	$ 18,170	$ -	$ 4,256,726	$ (5,622,730)	$ (1,347,834)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009(UNAUDITED)

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

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of FAS 165 for the interim period ended June 30, 2009. The adoption of FAS 165 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have no material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will not have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS No. 161 has no effect on Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. This statement will impact how the Company accounts for future business combinations.

NOTE 3 – NOTES PAYABLE

On June 30, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2007 in the original principal amount of $81,408 with a principal balance at June 30, 2009 of $56,658.  The note provides for a payment of $5,698.56 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $7,500, with a principal balance at June 30, 2009 of $2,750.  The note provides for a payment of $525 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  However, the Company repaid a portion of the note in January 2008 when it issued the lender 158,333 shares of Common Stock.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $2,250.  The note provides for a payment of $157.50 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company borrowed $17,567 from Silver Falcon Mining, Inc.   As of June 30, 2009, the amount owed Silver Falcon Mining, Inc. was $35,706.  The amounts are non-interest bearing, unsecured demand loans.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2008	December 31, 2008

Deferred tax assets	$2,164,751	$2,099,830

Less valuation allowance	(2,164,751)	(2,099,830)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At June 30, 2009, the Company had net operating loss carryforwards of approximately $5,622,730 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2029. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkruez under which we agreed to pay Mr. Breitkruz $50,000 per year for three years and $75,000 for two years.

NOTE 7 - CAPITAL STOCK

At June 30, 2009, the Company's authorized capital stock was 200,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 181,701,597 shares of Common Stock, and no shares of Preferred Stock.

During the six months ended June 30, 2009, the Company issued shares of Common Stock in the following transactions:

On April 20, 2009, the Company issued 399,999 shares of Common Stock for accounting services valued at $0.03 per share, or $12,000.

On May 14, 2009, the Company cancelled 200,000 shares of Common Stock.

On June 16, 2009, the Company issued 875,000 shares of Common Stock for consulting services valued at $0.03 per share, or $26,250.

On January 27, 2009, the Company issued 533,333 shares of Common Stock for accounting services valued at $0.03 per share, or $16,000.

As of June 30, 2009, the Company had outstanding three notes payable to Pierre Quilliam with an aggregate principal balance of $407,651, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $34,532.  Principal and interest due on the notes is convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.  At June 30, 2009, an aggregate of 15,559,132 shares of Common Stock were issuable upon conversion of the notes.

As of June 30, 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 8 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($168,627) for the six months ended June 30, 2009.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 9 – SUBSEQUENT EVENTS

Since July1, 2009, the Company has issued 266,666 shares of Common Stock for consulting services valued at $8,000, or $0.03 per share.

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

Results of Operations

Six Months ended June 30, 2009 and 2008

We had no revenues in the six months ended June 30, 2009 and 2008.

We reported losses from operations during the six months ended June 30, 2009 and 2008 of ($153,363) and ($164,206), respectively.  The decreased operating loss in 2009 as compared to 2008 was largely attributable to a decrease in filing fees of $13,000 offset by increased consulting fees of $4,164 in 2009, as compared to 2008.  All other categories of expenses were approximately the same.

We reported a net loss during the six months ended June 30, 2009 and 2008 of ($168,627) and ($167,230), respectively.  The increased net loss in 2009 as compared to 2008 was attributable to higher interest expense in 2009 as compared to 2008 as a result of higher level of interest bearing debt in 2009 offset by decreased loss from operations.

Three Months ended June 30, 2009 and 2008

We had no revenues in the three months ended June 30, 2009 and 2008.

We reported losses from operations during the three months ended June 30, 2009 and 2008 of ($86,496) and ($105,302), respectively.  The decreased operating loss in 2009 as compared to 2008 was largely attributable to a decrease in filing fees of $13,000 and decreased consulting fees of $3,361 in 2009, as compared to 2008.  All other categories of expenses were approximately the same.

We reported a net loss during the three months ended June 30, 2009 and 2008 of ($94,128) and ($106,731), respectively.  The decreased net loss in 2009 as compared to 2008 was largely attributable to a decreased loss from operations offset by higher interest expense in 2009 as compared to 2008 as a result of higher level of interest bearing debt in 2009.

Liquidity and Sources of Capital

Our balance sheet as of June 30, 2009 reflects cash and current assets of $3,270, current liabilities of $1,711,104, and a working capital deficit of ($1,707,834).  However, most of our current liabilities consist of accrued compensation to our management.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the six months ended June 30, 2009, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were inadequate due to a lack of financial resources.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended June 30, 2009, the Company issued shares of Common Stock in the following transactions:

•

On April 20, 2009, the Company issued 399,999 shares of Common Stock for accounting services valued at $0.03 per share, or $12,000.

•

On May 14, 2009, the Company cancelled 200,000 shares of Common Stock.

•

On June 16, 2009, the Company issued 875,000 shares of Common Stock for consulting services valued at $0.03 per share, or $26,250.

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

GOLDCORP HOLDINGS CO.
Date: August 20, 2009	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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