Form 10-Q
period 2009-09-30
GoldCorp Holdings Corp.
filed 2009-11-16
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

£   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ];  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer £ Accelerated filer £Non-accelerated filer £ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   182,351,596 shares as of November 9, 2009.

GOLDCORP HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

18

Item 4.  Controls and Procedures.

19

PART II.  OTHER INFORMATION.

19

Item 1.  Legal Proceedings.

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4. Submission of Matters to a Vote of Security Holders.

19

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

SIGNATURES

20

EXHIBIT INDEX

21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDCORP HOLDINGS CO.

BALANCE SHEET

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS	September 30, 2009 (unaudited)	December 31, 2008 (audited)

Cash and cash equivalents	$ -	$ 419
Other assets	3,000	3,000
Total current assets	3,000	3,419

Mining Properties (Note 3)	360,000	360,000

Total Assets	$ 363,000	$ 363,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 106,097	$ 104,462
Accrued compensation	1,147,917	1,016,667
Due to related party	44,790	18,139
Accrued interest	32,491	9,425
Notes payable	34,532	34,532
Director's loan	63,738	62,488
Total current liabilities	1,429,565	1,245,713

Note payable	345,163	345,163

Total Liabilities	1,774,728	1,590,876

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 182,351,596 and 180,093,265 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	18,235	18,009
Additional paid in capital	4,276,161	4,208,637
Accumulated deficit	(5,706,124)	(5,454,103)
Total stockholders' deficit	(1,411,728)	(1,227,457)

Total Liabilities and Stockholders' Deficit	$ 363,000	$ 363,419

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	84,553	88,937
Salaries and wages	131,250	131,250
General and administrative	13,152	39,698
Total expenses	228,955	259,885

Loss from operations	(228,955)	(259,885)

Interest expense	(23,066)	(5,148)

Net Loss	$ (252,021)	$ (265,033)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding	181,185,666	177,936,462

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	25,186	33,734
Salaries and wages	43,750	43,750
General and administrative	6,656	18,195
Total expenses	75,592	95,679

Loss from operations	(75,592)	(95,679)

Interest expense	(7,802)	(2,124)

Net Loss	$ (83,394)	$ (97,803)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding	182,094,820	177,976,599

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009		2008
Cash flows from operating activities:
Net income (loss)	$ (252,021)		$ (265,033)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	67,750		6,975
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	1,635		86,131
Accrued payroll and payroll liabilities	131,250		131,250
Due to related party	26,651		-
Accrued interest	23,066		5,148
Net cash (used in) operating activities	(1,669)		(35,529)

Cash flows from financing activities:
Proceeds from note payable	-		29,532
Proceeds from Director’s loan	1,250		5,830
Net cash provided by financing activities	1,250		35,362

Net increase (decrease) in cash and cash equivalents	(419)		(167)
Cash and equivalents at beginning of period	419		256
Cash and equivalents at end of period	$ -		$ 89

	2009	2008
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for repayment of notes payable	-	$ 4,750
Shares issued for services	$ 67,750	6,975

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/08	180,093,265	-	$ 18,009	$ -	$ 4,208,637	(5,454,103)	$ (1,227,457)

Shares issued for services	2,258,331	-	226	-	67,524	-	67,750
Net loss			-	-		(252,021)	(252,021)
Balance at 9/30/2009	182,351,596	-	$ 18,235	$ -	$ 4,276,161	$ (5,706,124)	$ (1,411,728)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

NOTE 3 – NOTES PAYABLE

On September 30, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2007 in the original principal amount of $81,408 with a principal balance at September 30, 2009 of $56,658.  The note provides for a payment of $5,698.56 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  The principal balance has been classified as long term at September 30, 2009.  For comparative purposes, the December 31, 2008 balance has been reclassified to long term.

On September 30, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $7,500, with a principal balance at September 30, 2009 of $2,750.  The note provides for a payment of $525 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  However, the Company repaid a portion of the note in January 2008 when it issued the lender 158,333 shares of Common Stock.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2007 in the original principal amount of $2,250.  The note provides for a payment of $157.50 on December 31, 2008, and all remaining principal and accrued interest on December 31, 2009.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company borrowed $26,651 from Silver Falcon Mining, Inc.   As of September 30, 2009, the amount owed Silver Falcon Mining, Inc. was $44,790.  The amounts are non-interest bearing, unsecured demand loans.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	September 30, 2009	December 31, 2008

Deferred tax assets	$2,196,858	$2,099,830

Less valuation allowance	(2,196,858)	(2,099,830)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At September 30, 2009, the Company had net operating loss carryforwards of approximately $5,706,124 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2029. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $50,000 per year for three years and $75,000 for two years.

NOTE 7 - CAPITAL STOCK

At September 30, 2009, the Company's authorized capital stock was 1,000,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 182,351,596 shares of Common Stock, and no shares of Preferred Stock.

During the nine months ended September 30, 2009, the Company issued shares of Common Stock in the following transactions:

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

On July 7, 2009, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On July 13, 2009, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On August 11, 2009, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On September 1, 2009, the Company issued 250,000 shares of Common Stock for consulting services valued at $0.03 per share, or $7,500.

As of September 30, 2009, the Company had outstanding three notes payable to Pierre Quilliam with an aggregate principal balance of $407,651, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $34,532.  Principal and interest due on the notes is convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.  At September 30, 2009, an aggregate of 15,822,483 shares of Common Stock were issuable upon conversion of the notes.

As of September 30, 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 8 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($252,021) for the nine months ended September 30, 2009.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in five unpatented claims totaling 103 acres, and a 29.166% interest in seven patented claims totaling 71.82 acres. We also own five unpatented lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

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

Results of Operations

Nine Months ended September 30, 2009 and 2008

We had no revenues in the nine months ended September 30, 2009 and 2008.

We reported losses from operations during the nine months ended September 30, 2009 and 2008 of ($228,955) and ($259,885), respectively.  The decreased operating loss in 2009 as compared to 2008 was largely attributable to a decrease in legal fees of $27,167 and consulting fees of $4,384 in 2009, as compared to 2008.  All other categories of expenses were approximately the same.

We reported a net loss during the nine months ended September 30, 2009 and 2008 of ($252,021) and ($265,033), respectively.  The increased net loss in 2009 as compared to 2008 was attributable to higher interest expense in 2009 as compared to 2008 as a result of higher level of interest bearing debt in 2009 offset by decreased loss from operations.

Three Months ended September 30, 2009 and 2008

We had no revenues in the three months ended September 30, 2009 and 2008.

We reported losses from operations during the three months ended September 30, 2009 and 2008 of ($75,592) and ($95,679), respectively.  The decreased operating loss in 2009 as compared to 2008 was largely attributable to a decrease in legal fees of $11,358 and consulting fees of $8,548 in 2009, as compared to 2008.  All other categories of expenses were approximately the same.

We reported a net loss during the three months ended September 30, 2009 and 2008 of ($83,394) and ($97,803), respectively.  The decreased net loss in 2009 as compared to 2008 was largely attributable to a decreased loss from operations offset by higher interest expense in 2009 as compared to 2008 as a result of higher level of interest bearing debt in 2009.

Liquidity and Sources of Capital

Our balance sheet as of September 30, 2009 reflects cash and current assets of $3,000, current liabilities of $1,429,565, and a working capital deficit of ($1,426,565).  However, most of our current liabilities consist of accrued compensation to our management.

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

Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because we have has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutiveearnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because we have has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the nine months ended September 30, 2009, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were inadequate due to a lack of financial resources.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended September 30, 2009, the Company issued shares of Common Stock in the following transactions:

On July 7, 2009, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On July 13, 2009, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On August 11, 2009, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On September 1, 2009, the Company issued 250,000 shares of Common Stock for consulting services valued at $0.03 per share, or $7,500.

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

GOLDCORP HOLDINGS CO.
Date: November 13, 2009	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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