Form 10-K
period 2009-12-31
GoldCorp Holdings Corp.
filed 2010-03-31
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes[ ]No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $973,233, based upon a market price of $0.015 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 184,445,534 as of March 19, 2010.

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

TABLE OF CONTENTS

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS.

4

ITEM 2. DESCRIPTION OF PROPERTY.

10

ITEM 3. LEGAL PROCEEDINGS.

18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

18

PART II

18

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

18

ITEM 6. SELECT FINANCIAL DATA

20

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

20

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

21

ITEM 9A. CONTROLS AND PROCEDURES.

21

ITEM 9B. OTHER INFORMATION

24

PART III

25

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

25

ITEM 11. EXECUTIVE COMPENSATION

26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
   INDEPENDENCE. PRINCIPAL ACCOUNTING FEES AND SERVICES.

27

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

29

PART IV

31

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

32

SIGNATURES

34

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

PART I

ITEM 1. BUSINESS.

Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004 our name was change to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our Certificate of Incorporation was amended and restated, pursuant to which our name was changed to Goldcorp Holdings Co.

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also own five placer lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from the land.  Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.  The lease expires on April 1, 2023, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.

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

By 1866, all the major mines in the area had been discovered and were being developed. The major mines were the Oro Fino, Cumberland, Poorman, Ida Elmore, Golden Chariot, Minnesota, Mahogany and the Morning Star in Silver City.  There were 12 mills in the area with a total of 132 stamps to pulverize the ore, separate the metal from the rock and pour the raw metal into larger rectangular bricks of bullion. This bullion was then shipped out of the area, sometimes as far away as Europe, for refining into pure gold and silver.  By the end of 1875, approximately 750,000 ounces of gold equivalent were reportedly extracted from the shafts on War Eagle Mountain.

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

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 50 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel currently is by four wheel drive vehicle or ATV, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access to the Sinker Tunnel and top of War Eagle Mountain:

Our property on War Eagle Mountain is a combination of owned land and mining claims.  We own an undivided 29.167% fee title interest seven properties, and ten unpatented mining claims, which we lease to Silver Falcon under a lease dated October 11, 2007.  The lease expires on April 1, 2023, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Our owned land and mining claims are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	0.98
Illinois Central Lode Claim	29.167%	Patented claim	2.08
South Poorman Lode Claim	29.167%	Patented claim	17.06
Jackson Lode Claim	29.167%	Patented claim	10.33
Oso Lode Claim	29.167%	Patented claim	20.41
Cape Horn No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 2	100%	Unpatented Lode Claim	20.6
Great Western No. 3	100%	Unpatented Lode Claim	20.6
Great Western No. 4	100%	Unpatented Lode Claim	20.6
Goldcorp #13	100%	Unpatented Placer Claim	20.6
Goldcorp #14	100%	Unpatented Placer Claim	20.6
Goldcorp #15	100%	Unpatented Placer Claim	20.6
Goldcorp #25	100%	Unpatented Placer Claim	20.6
Goldcorp #26	100%	Unpatented Placer Claim	20.6

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by federal government, but which the claimant has a right to possession to extract minerals.  Claims to federal land for mining purposes may be obtained by filing a claim with the Bureau of Land Management and paying a nominal fee.  A claim may be maintained as long at the holder engages in mining activity on the claim or, in lieu of mining activity, by filing an annual renewal form and paying an annual fee to the Bureau of Land Management by September 1 of each year.  The annual fee is $10 per claim for small miners and $125 per claim for large miners.  We are obligated to pay any annual fees to maintain the claims which we lease to Silver Falcon.

We are not the sole owner of seven of the patented claims that we lease to Silver Falcon, and instead we only own 29.166% of the claims.  The remaining 70.834% of the patented claims are owned by a large number of descendants of the original parties that obtained the patent rights to the mining claims.  Silver Falcon and we are in the process of trying to identify and acquire the remainder of ownership of these mining claims.

Geology of Mining Properties

War Eagle Mountain is the eastern most peak in the War Eagle-Florida-Delamar Mountain trend, which is an east to west chain of mountains in Southwestern Idaho.  All three peaks show the same type of gold and silver veins.  Kinross Gold Corporation owns Florida and Delamar Mountains.  Delamar Mountain, the western most of the three, had been successfully open pit mined from 1977 to the late 1990s.

The host rock on War Eagle Mountain is granite.  The veins containing gold and silver are primarily filled fissures in the host rock that occur primarily in a north-south direction.  The gold and silver bearing veins of War Eagle Mountain are steeply dipping to subvertical in attitude and are generally oriented in a NS to NW-SE direction.  For example, the Oro Fino/Golden Chariot vein, which is the vein that has been mined and explored the most, occurs at an 8 percent tilt to vertical.  The textures, mineralogy and geometry of the veins all indicate that they are "epithermal" deposits. This means that, according to the current interpretations, the minerals were deposited by hydrothermal solutions of “supercritical” very hot, high pressure water that made their way upward through the earth’s crust, depositing the minerals in the loose rock in the fissures.  The richest ores have been found in ore shoots, which are places where small cross-fractures intersect the main vein.

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft to 25 ft) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  The land that we and Silver Falcon own and lease encompasses only about 600 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich ore concentration occur have been found scattered throughout at ore shoots. Mill grades at these ore sheets have contained up to 25 Troy ounces per ton have been encountered, with some areas showing grades as high as 90 to 300 oz gold/ton.

It is not known exactly how deep the vein systems are on War Eagle Mountain.  The Sinker Tunnel cut through the Oro Fino Vein approximately 2,500 feet below the outcrop on the surface and was still strong and well developed.  To date, only about the first 300 to 1100 feet in depth of the Oro Fino Vein has been mined on approximately 15% of its total known length.

Because the host rock on War Eagle Mountain is granite, the mine shafts on War Eagle Mountain are very stable, with minimal need to shore the walls with timber.  As a result, the shafts left by prior mining activity are still in usable condition.  Also, the Sinker Tunnel Complex needs almost no timber to shore or brace its walls or ceilings.

Mining activity to date has focused on three veins that show at the surface of War Eagle Mountain – the Oro Fino Vein system, the Poorman Vein system and the Central Vein system – with the Oro Fino Vein being the most productive.  The Poorman Vein is about 1,000 feet to the west of the Oro Fino Vein.  Historically, the Poorman vein has produced mostly silver.  The Oro Fino Vein system has approximately 6 other vein systems associated with it, while some 40 additional main vein systems are believed to exist on War Eagle Mountain.

At present, work on the mine consists largely of vertical mine shafts at the top of War Eagle Mountain, which were started by miners in the 1800’s, typically on top of a vein that was evident from an outcropping on the surface.  The interiors of the mine shafts are believed to be in good shape, but they are all flooded from groundwater and will have to be drained before active mining can commence.  Silver Falcon plans to drain the mine shafts by connecting them to the Sinker Tunnel below.  We have recollared five mine shafts with stones and steel rails to make them safer and prevent rain water from entering the mines. Prior owners of the Sinker Tunnel refurbished the tunnel entrance, but Silver Falcon plans additional improvements to the Sinker Tunnel entrance.

Water is available through wells on the property.  Power will be supplied by generators.

None of the properties have been surveyed by a competent professional engineer, nor have the properties been evaluated to determine whether any mineral deposits can be mined profitably at current market rates.  Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho Bureau of Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims

9

.

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

Markets and Major Customers

Silver Falcon will process all ore derived from War Eagle Mountain into dore bars and then contract with a smelter to refine the dore bars and purchase any resulting minerals at market prices, less a commission.  There are a number of smelters which will refine ore on a contract basis, and it intends to use the smelter that provides the most economical terms and service.  Under our lease agreement with Silver Falcon, we are entitled to a royalty of 15% of any amounts paid Silver Falcon by the processor.

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

11

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

Employees and Consultants

At February 26, 2010, we had two employees.

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

The Properties In Which We Have An Interest Do Not Have Any Known Reserves.

None of the properties in which we have an interest have any reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

Silver Falcon And We Have No Operating History as a Mining Company, Which May Hinder Silver Falcon’s Ability To Make Lease And Royalty Payments To Us.

Neither we nor Silver Falcon have any operating history as a mining company upon which to base an evaluation of our current business and future prospects.  Furthermore, no member of our management has any technical training or experience in minerals exploration or mining.  We have only owned mining properties since our acquisition of properties on War Eagle Mountain in September 2007.  Silver Falcon first entered the mining industry when it leased our properties on War Eagle Mountain in October 2007.

We do not have an established history of locating and developing properties that have mining reserves. As a result, the revenue and income potential of our business is unproven.  In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may also make decisions and choices that do not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  We may not be able to successfully address any or all of these risks and uncertainties.  Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

13

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

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With Silver Falcon.

Our mining operations are based upon a lease of our mining rights on War Eagle Mountain to Silver Falcon.  Both of our directors, Pierre Quilliam and Allan Breitkreuz, are directors of Silver Falcon.  To the extent issues arise between Silver Falcon and us under the lease, we do not have any disinterested directors or officers to represent our interests, and any resolution will not be on arms-length terms.

We Have Substantial Commitments That Require That We Raise Capital.

As of December 31, 2009, we had $0 of cash, current assets of $3,000, current liabilities of $1,746,176, and a working capital deficit of ($1,743,176).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as loans from related parties of $420,492 and accrued compensation to our officers of $1,191,667.  However, we have $74,715 of accounts payable to third parties.  To date, until we begin receiving lease payments from Silver Falcon, we have relied upon loans from Silver Falcon to pay essential expenses.  We expect that we will be able to pay our liabilities in the normal course of business from cash flow from our lease if Silver Falcon is able to commence operations.  If Silver Falcon is not able to commence operations, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

15

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

There Is No Limited Market For Our Common Stock.

The trading market for our common stock is limited.  Our common stock is eligible for trading on the Over The Counter Bulletin Board exchange, but is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.  A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2008 and most of 2009, our common stock was not traded.  On November 23, 2009, our common stock began to trade on the Over The Counter Bulletin Board under the symbol “GHDC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2008 and 2009.

	2008		2009
	High	Low	High	Low
First Quarter	-	-	-	-
Second Quarter	-	-	-	-
Third Quarter	-	-	-	-
Fourth Quarter	-	-	0.13	0.005

There were 147 shareholders of record of the common stock as of February 26, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2009 or 2008.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2009, we issued the following shares of common stock in unregistered transactions:

•

We issued a total of 399,999 shares to a third party in two separate transactions for accounting services;

•

We issued 100,000 shares to a third party for edgar filing services.

All shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2009.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, we did not purchase any shares of our common stock in reliance on the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.

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

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also own five placer lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from our properties.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times.  The current commencement date is July 1, 2010.  Silver Falcon currently expects to begin operations by April 30, 2010.

Initially, Silver Falcon’s operations will consist of processing tailings left on the mine site from prior mining operations.  Later, after Silver Falcon completes a confirmation program to prove up and locate reserves on the property, and make further capital improvements to the mine site, it plans to begin mining and processing raw ore.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Fiscal Years ended December 31, 2009 and 2008

We are in the exploration stage and have generated no revenues in the years ended December 31, 2009 and 2008.

We reported losses from operations during the years ended December 31, 2009 and 2008 of ($279,782) and ($302,869), respectively.  The decreased operating loss in 2009 as compared to 2008 was largely attributable to decreased general and administrative expenses in 2009, as compared to 2008.  General and administrative expenses decreased from $33,523 in 2008 to $14,385 in 2009, largely as a result of a reduction in legal fees.

We reported a net loss during the years ended December 31, 2009 and 2008 of ($310,650) and ($312,294), respectively.  The decreased net loss in 2009 as compared to 2008 was largely attributable to a decreased loss from operations, offset by higher interest expense in 2009 as compared to 2008 as a result of higher level of interest bearing debt in 2009.

Liquidity and Sources of Capital

Our balance sheet as of December 31, 2009 reflects current assets of $3,000, current liabilities of $1,746,176, and a working capital deficit of ($1,743,176).  However, most of our current liabilities consist of accrued compensation our management or loans from related parties.

At this time, we have no revenues.  We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   However, we do not expect to begin receiving lease payments from Silver Falcon until the commencement date of the lease, which has most recently been extended to July 1, 2010.  Until we begin receiving lease payments from Silver Falcon, we are dependent on the deferral of salaries by our management, and loans from our officers and a significant shareholder to pay other administrative expenses.

21

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2009 and 2008, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we may be required to make estimates and assumptions typical of other companies in the mining business.

For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations.  The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period.  Changes in estimates used in these and other items could have a material impact on our financial statements in the future.

Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2009, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers (i.e., Mr. Quilliam), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer has concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

23

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

As of December 31, 2009 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Pierre Quilliam	72	Chairman and Chief Executive Officer
Allan Breitkreuz	43	Executive Vice President of Finance and Development

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

Board Of Directors

Our board currently consists of two directors.  During 2009, our board of directors had six meetings.  All directors attended every meeting held during the time in which they served as directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2009, the following officers and directors failed to file the following Forms 3, 4 or 5:

•

Allan Breitkreuz failed to a file a Form 3, but he did not have any ownership or transactions to report.

•

New Vision Financial, Ltd. failed to a file a Form 3.

•

Pierre Quilliam filed a Form 3 on March 6, 2009, but it was due on or about February 2, 2009.  Mr. Quilliam failed to file a Form 4 or 5 reporting his receipt of 825,000 shares of common stock on November 12, 2008 in partial satisfaction of 24,750 of convertible notes held by him.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Option Awards $ (4)	All Other Compensation $	Total $

Pierre Quilliam, Chairman and CEO (1)	2009 2008 2007	$125,000 $125,000 $125,000	- - -	- - $625,000	$125,000 $125,000 $750,000

(1)

Mr. Quilliam has served as our Chairman and CEO since November 11, 2003.  From September 1, 2006 to August 31, 2007, the board approved a base salary for Mr. Quilliam of $125,000 per year.  From September 1, 2007 to December 31, 2008 and for the year 2009, we paid Mr. Quilliam a base salary of $125,000 per year under an employment agreement dated September 1, 2007.  In 2007, the board approved a bonus to Mr. Quilliam of $625,000 as a result of his efforts to close the purchase of our property on War Eagle Mountain, as well as the reimbursement of $345,163 in travel, entertainment and legal costs incurred by Mr. Quilliam in connection our purchase of the property on War Eagle Mountain.  In addition, we issued Mr. Quilliam the following promissory notes: a note dated December 31, 2007 in the amount of $81,408; a note dated June 30, 2008 in the amount of $5,830; and a note dated December 1, 2008 in the amount of $345,163.  The notes are convertible into common stock at $0.03 per share.  No compensation has been accrued for Mr. Quilliam with respect to the notes.  None of Mr. Quilliam’s compensation for 2007, 2008 or 2009 has been paid in cash, and instead is reflected as a current liability on our financial statements.

26

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year, other than as described above.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.  As of December 31, 2009, we did not have any outstanding equity awards.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Breitkreuz (1) 2009 2008	- -	- -	- -	- -	- -	$50,000 $50,000	$50,000 $50,000

(1)

Mr. Breitkreuz receives no compensation for serving as a director.  In 2009 and 2008, he accrued a base salary of $50,000 for services as vice president under an employment agreement dated January 1, 2007. None of his base compensation has been paid in cash, and instead is reflected as a current liability on our financial statements.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Pierre Quilliam (2) 5709 Manatee Avenue West Bradenton, Florida 34209	67,201,796	33.7%

New Vision Financial, Ltd. (3) Suite 13, Oliaji Trade Center Francis Rachel St. Victoria, Seychelles	51,944,080	28.0%

William Martens (4) 14424 South Canada Road Melba, Idaho 83641	16,750,000	9.1%

Allan Breitkreuz 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	-	0.0%

All Officers and Directors as a Group	67,201,796	33.7%

(1) Based upon 184,445,534 shares issued and outstanding as of March 19, 2010.

(2) Mr. Quilliam’s shares include 825,000 shares owned outright, 50,700,000 shares owned by Bisell Investments, Inc., a company of which he is a director and president, 380,000 shares owned by his wife, and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is the chief executive officer of Silver Falcon and Bisell Investments, Inc., and in that capacity exercises shared power to vote and dispose of the shares owned by the entities.  Mr. Quilliam’s ownership also includes 14,796,796 shares which he has the present right to acquire under notes which are convertible into common stock at his election at a conversion price of $0.03 per share.

(3)  New Vision Financial, Ltd.’s shares include 50,658,333 shares owned outright by it, as well as 1,285,747 shares which it has the present right to acquire under notes which are convertible into common stock at its election at a conversion price of $0.03 per share.

(4)  Mr. Martens’ ownership includes 16,500,000 shares owned outright by him, and 250,000 shares which he has the right to receive under a consulting agreement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our outstanding compensation plans under which shares of stock have been authorized:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times.  The current commencement date is July 1, 2010.  Silver Falcon currently expects to begin operations by April 30, 2010.

On January 1, 2008, we entered into a consulting agreement with William Martens, under which we agreed to issue Mr. Martens 250,000 shares of common stock in consideration for up to 200 hours of consulting services for one year.  Mr. Martens controlled Laoshan at the time we acquired the property on War Eagle Mountain from Laoshan, and is a significant shareholder of ours.

In 2007, we borrowed $2,250 from New Vision Financial, Ltd. (“New Vision”) pursuant to a promissory note dated December 31, 2007.  The note bore interest at the rate of 7% per annum, provided that all principal and interest due on the note was convertible into common stock at the election of the holder at a conversion price of $0.03 per share, and provided that all principal and accrued interest was due on

December 31, 2009.  Instead of paying the note at its maturity, we renewed the obligation by executing a new note for the then outstanding amount of $2,564.57.  The renewal note also bears interest at 7% per annum, is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  The renewal note matures on December 31, 2011.

In 2007, we borrowed $7,500 from New Vision pursuant to a promissory note dated December 31, 2007.  The note bore interest at the rate of 7% per annum, provided that all principal and interest due on the note was convertible into common stock at the election of the holder at a conversion price of $0.03 per share, and provided that all principal and accrued interest was due on December 31, 2009.  On January 10, 2008, we issued New Vision 158,333 shares of common stock.  The shares were valued at $0.03 per share, or $4,750, and were applied to reduce the principal balance of the note. Instead of paying the note at its maturity, we renewed the obligation by executing a new note for the then outstanding amount of $3,394.79.  The renewal note also bears interest at 7% per annum, is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  The renewal note matures on December 31, 2011.

In 2007, we borrowed $81,408 from Pierre Quilliam pursuant to a promissory note dated December 31, 2007.  The note bore interest at the rate of 7% per annum, provided that all principal and interest due on the note was convertible into common stock at the election of the holder at a conversion price of $0.03 per share, and provided that all principal and accrued interest was due on December 31, 2009.  On November 12, 2008, we issued Pierre Quilliam 825,000 shares of common stock.  The shares were valued at $0.03 per share, or $24,750, and were applied to reduce the principal balance of the note.  Instead of paying the note at its maturity, we renewed the obligation by executing a new note for the then outstanding amount of $66,221.57.  The renewal note also bears interest at 7% per annum, is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  The renewal note matures on December 31, 2011.

On December 31, 2009, we were indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  We did not make the payment that was due on the note on June 30, 2009.

On December 31, 2009, we were indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share. We did not make the payment that was due on the note on June 30, 2009.

On December 31, 2007, our board approved a bonus of $625,000 to Mr. Quilliam for his efforts in completing our acquisition of the War Eagle Mountain property.  Our board also approved the reimbursement of $343,163 of travel, entertainment and legal expenses incurred by Mr. Quilliam to complete the purchase of the War Eagle Mountain property.

On December 1, 2008, we executed a promissory note payable to Pierre Quilliam in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on

December 31, 2009, and all remaining principal and accrued interest on December 31, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  We did not pay the interest that was due on December 31, 2009.

We have borrowed money from Silver Falcon from time to time to pay essential bills.  As of December 31, 2009, we were indebted to Silver Falcon in the amount of $69,499.  The amounts are non-interest bearing, unsecured demand loans.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2009 and 2008, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2008 and 2009 was $15,000 and $15,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of Goldcorp Holdings Co. as of December 31, 2008 and 2009, and for the years ended December 31, 2008 and 2009, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4	Promissory Note dated June 30, 2008 payable to Pierre Quilliam in the amount of $5,830 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.5	Promissory Note dated June 30, 2008 payable to New Vision Financial, Ltd. in the amount of $29,532 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.6	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
10.7*	Promissory Note dated December 31, 2009 payable to Pierre Quilliam in the amount of $66,221.57

10.8*	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $2,564.57
10.9*	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $3,394.79
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

**Included within financial statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDCORP HOLDINGS CO.
Dated: March 25, 2010	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: March 25, 2010	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

EXHIBIT A

GOLDCORP HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Goldcorp Holdings Co.

We have audited the accompanying balance sheet of Goldcorp Holdings Co. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company does not currently have any revenue is dependent on the deferral of salaries and loans from management and a shareholder to pay operating expenses.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

March 29, 2010

GOLDCORP HOLDINGS CO.

BALANCE SHEET

DECEMBER 31, 2009 and 2008

ASSETS	2009	2008
Cash and cash equivalents	$ -	$ 419
Other assets	3,000	3,000
Total current assets	3,000	3,419

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 363,000	$ 363,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 74,715	$ 104,462
Accrued compensation	1,191,667	1,016,667
Due to related party	75,329	74,797
Accrued interest	29,770	9,425
Notes payable	29,532	5,000
Director's loan	345,163	-
Total current liabilities	1,746,176	1,210,351

Due to related party	66,222	5,830
Notes payable	5,959	29,532
Director's loan	-	345,163
Total liabilities	1,818,357	1,590,876

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 182,851,595 and 180,093,265shares issued and outstanding at December 31, 2009 and 2008, respectively	18,285	18,009
Additional paid in capital	4,291,111	4,208,637
Accumulated deficit	(5,764,753)	(5,454,103)
Total stockholders' deficit	(1,455,357)	(1,227,457)

Total Liabilities and Stockholders' Deficit	$ 363,000	$ 363,419

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	90,397	94,346
Salaries and wages	175,000	175,000
General and administrative	14,385	33,523
Total expenses	279,782	302,869

Loss from operations	$ (279,782)	$ (302,869)

Interest expense	(30,868)	(9,425)

Net Loss	$ (310,650)	$ (312,294)

Net loss per common share - basic	$ -	$ -

Weighted average number of common shares outstanding - basic	181,545,370	178,163,496

Net loss per common share - diluted	$ -	$ -

Weighted average number of common shares outstanding - diluted	196,985,513	192,902,929

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/07	177,585,766	-	$ 17,759	$ -	$ 4,133,662	$ (5,141,809)	$ (990,388)

Issuance of common stock for services	1,524,166	-	152		45,573		45,725
Issuance of common stock in repayment of note payable	158,333		16		4,734		4,750
Issuance of common stock in repayment of Director’s Loan	825,000	-	82		24,668		24,750
Net loss						(312,294)	(312,294)
Balance at 12/31/08	180,093,265	-	$ 18,009	$ -	$ 4,208,637	(5,454,103)	$ (1,227,457)

Issuance of common stock for services	2,758,330	-	276		82,474		82,750
Net loss						(310,650)	(310,650)
Balance at 12/31/09	182,851,595	-	$ 18,285	$ -	$ 4,291,111	(5,764,753)	$ (1,455,357)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (310,650)	$ (312,294)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	82,750	45,725
Increase (decrease) in operating assets and liabilities:
Other assets	-	(3,000)
Accounts payable and accrued expenses	(29,747)	31,806
Accrued interest	21,304	9,425
Due to related party	-	-
Accrued payroll and payroll liabilities	175,000	175,000

Net cash (used in) operating activities	(61,343)	(53,338)

Cash flows from financing activities:
Proceeds from note payable	-	29,532
Repayments of Director’s loan	-	(56,658)
Proceeds from related party	60,924	80,627
Net cash provided by financing activities	60,924	53,501

Net increase (decrease) in cash and cash equivalents	(419)	163
Cash and equivalents at beginning of period	419	256
Cash and equivalents at end of period	$ -	$ 419

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

(continued)

	2009	2008
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued to repay note payable	$ -	$ 4,750
Shares issued to repay Director’s loan	$ -	$ 24,750

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldCorp Holdings, CO, (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to Goldcorp Holdings Co.

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

NOTE 3 – NOTES PAYABLE

On December 31, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2009 in the principal amount of $66,221.57.  The note provides for a payment of $4,635.51 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $2,564.57.  The note provides for a payment of $179.52 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $3,394.79.  The note provides for a payment of $237.64 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2009, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On December 31, 2009, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 1, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - INCOME TAXES

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

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2009	December 31, 2008

Deferred tax assets	$2,219,430	$2,099,830

Less valuation allowance	(2,219,430)	(2,099,830)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $5,764,753 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2028. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2009, we are obligated on three notes payable to Pierre Quilliam, an officer and shareholder, in the principal amount of $417,215.  See Note 4 – Notes Payable.  The notes bear interest at 7% per annum and are convertible into Common Stock at $0.03 per share at the option of Mr. Quilliam. Effective November 12, 2008, we issued Mr. Quilliam 825,000 shares of Common Stock with a value of $24,750, or $0.03 per share, which was applied to the principal balance of one of the notes.

As of December 31, 2009, we are obligated on three notes payable to New Vision, a significant shareholder, in the principal amount of $35,491.  See Note 4 – Notes Payable.  The notes bear interest at 7% per annum and are convertible into Common Stock at $0.03 per share at the option of New Vision. Effective January 10, 2008, we issued New Vision 158,333 shares of Common Stock with a value of $4,750, or $0.03 per share, which was applied to the principal balance of one of the notes.

On October 11, 2007, we entered into a lease agreement with Silver Falcon Mining, Inc., under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to lease payments of $1,000,000 per year, payable monthly, a non-accountable expense reimbursement in the amount of $10,000 for any month in which ore is mined from the property, and a royalty of 15% from any proceeds payable to Silver Falcon by the smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times.  The current commencement date is July 1, 2010.

As of December 31, 2009, we were indebted to Silver Falcon in the amount of $69,499.  The amounts are non-interest bearing, unsecured demand loans.

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

On July 1, 2009, we entered into a consulting agreement with a third party that provided for monthly consulting fees of $5,000 per month and the issuance of 150,000 shares of common stock.  In December 2009, we terminated the consulting agreement because of nonperformance of the other party.  The other party has filed a materialman’s line against two of our mining claims on War Eagle Mountain claiming that he is owed $20,000 in consulting fees.   We intend to defend the claim vigorously.

NOTE 7 - CAPITAL STOCK

At December 31, 2009, the Company's authorized capital stock was 200,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 182,851,595 shares of Common Stock, and no shares of Preferred Stock.

2009 Transactions:  During the year ended December 31, 2008, the Company issued shares of Common Stock in the following transactions:

•

On January 27, 2009, the Company issued 533,333 shares of Common Stock for consulting services valued at $16,000.

•

On April 20, 2009, the Company issued 399,999 shares of Common Stock for consulting services valued at $12,000.

•

On May 14, 2009, the Company cancelled 200,000 shares of Common Stock for consulting services not performed in the amount of $6,000

•

On June 16, 2009, the Company issued 875,000 shares of Common Stock for consulting services valued at $26,250.

•

On July 7, 2009, the Company issued 133,333 shares of Common Stock for consulting services valued at $4,000.

•

On July 13, 2009, the Company issued 133,333 shares of Common Stock for consulting services valued at $4,000.

•

On August 11, 2009, the Company issued 133,333 shares of Common Stock for consulting services valued at $4,000.

•

On September 1, 2009, the Company issued 250,000 shares of Common Stock for consulting services valued at $7,500.

•

On October 30, 2009, the Company issued 266,666 shares of Common Stock for consulting services valued at $8,000.

•

On November 30, 2009, the Company issued 133,333 shares of Common Stock for consulting services valued at $4,000.

•

On December 1, 2009, the Company issued 100,000 shares of Common Stock for consulting services valued at $3,000.

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

As of December 31, 2009, the Company had outstanding three notes payable to Pierre Quilliam in the with an aggregate principal balance of $417,215, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $35,491.  All of the notes are convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.   At December 31, 2009, an aggregate of 16,082,543 shares of Common Stock were issuable upon conversion of the notes.

As of December 31, 2009 and 2008, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

The Company effected a 1 for 10 reverse split of its Common Stock on July 17, 2007.  All share amounts are after giving effect to the reverse split.

NOTE 8 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($310,650) and ($312,294) for the twelve months ended December 31, 2009 and 2008, respectively.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 9 – SUBSEQUENT EVENTS

Since January 1, 2010, the Company has issued 1,593,939 shares of Common Stock for consulting services valued at $44,955, or $0.0075 per share.