Form 10-Q
period 2010-03-31
GoldCorp Holdings Corp.
filed 2010-05-17
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☐  No

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   187,973,418 shares as of April 30, 2010.

GOLDCORP HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

17

Item 4.  Controls and Procedures.

17

PART II.  OTHER INFORMATION.

18

Item 1.  Legal Proceedings.

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

18

Item 3.  Defaults upon Senior Securities.

18

Item 4. Submission of Matters to a Vote of Security Holders.

18

Item 5.  Other Information.

18

Item 6.  Exhibits.

19

SIGNATURES

19

EXHIBIT INDEX

20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDCORP HOLDINGS CO.

BALANCE SHEET

MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Cash and cash equivalents	$ 58	$ -
Other assets	3,000	3,000
Total current assets	3,058	3,000

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 363,058	$ 363,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 66,385	$ 74,715
Accrued compensation	1,235,417	1,191,667
Due to related party	82,329	75,329
Accrued interest	37,584	29,770
Notes payable	29,532	29,532
Director's loan	345,163	345,163
Total current liabilities	1,796,410	1,746,176

Due to related party	66,222	66,222
Notes payable	5,959	5,959
Director's loan	-	-
Total liabilities	72,181	72,181

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 187,973,418 and 182,851,595 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	18,797	18,285
Additional paid in capital	4,339,054	4,291,111
Accumulated deficit	(5,863,384)	(5,764,753)
Total stockholders' deficit	(1,505,533)	(1,455,357)

Total Liabilities and Stockholders' Deficit	$ 363,058	$ 363,000

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

Revenues:	$ -	$ -

Expenses:
Consulting fees	45,582	19,250
Salaries and wages	43,750	43,750
General and administrative	1,485	3,867
Total expenses	90,817	66,867

Loss from operations	(90,817)	(66,867)

Interest expense	(7,814)	(7,632)

Net Loss	$ (98,631)	$ (74,499)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding	201,655,648	195,210,226

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ (98,631)	$ (74,499)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	48,455	16,000
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(8,330)	1,529
Accrued payroll and payroll liabilities	43,750	43,750
Due to related party	7,000	5,200
Accrued interest	7,814	7,632
Net cash (used in) operating activities	58	(388)

Net increase (decrease) in cash and cash equivalents	58	(388)
Cash and equivalents at beginning of period	-	419
Cash and equivalents at end of period	$ 58	$ 31

	2009	2008
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 48,455	$ 16,000

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/09	182,851,595	-	$ 18,285	$ -	$ 4,291,111	(5,764,753)	$ (1,455,357)

Shares issued for services	5,121,823	-	512	-	47,943	-	48,455
Net loss			-	-		(98,631)	(98,631)
Balance at 3/31/2010	187,973,418	-	$ 18,797	$ -	$ 4,339,054	$ (5,863,384)	$ (1,505,533)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Significant Recent Accounting Pronouncements

Accounting Standards Codification - In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASU’s).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  We adopted the updated guidance in 2009.  The adoption had no impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 – NOTES PAYABLE

On March 31, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2009 in the original principal amount of $66,221.57.  The note provides for a payment of $4,635.51 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $2,564.57.  The note provides for a payment of $179.52 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $3,394.79.  The note provides for a payment of $237.64 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On March 31, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 1, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company borrowed $7,000 from Silver Falcon Mining, Inc.   As of March 31, 2010, the amount owed Silver Falcon Mining, Inc. was $76,499.  The amounts are non-interest bearing, unsecured demand loans.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.0)	(4.0)

Increase in valuation allowance	38.0	38.0

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	March 31, 2010	March 31, 2009

Deferred tax assets	$2,225,741	$2,098,657

Less valuation allowance	(2,225,741)	(2,098,657)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At March 31, 2010, the Company had net operating loss carryforwards of approximately $5,863,384 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2030. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $50,000 per year for three years and $75,000 for two years.

NOTE 7 - CAPITAL STOCK

At March 31, 2010, the Company's authorized capital stock was 1,000,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 187,973,418 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended March 31, 2010, the Company issued shares of Common Stock in the following transactions:

On January 1, 2010, the Company issued 1,060,606 shares of Common Stock for consulting services valued at $0.0075 per share, or $7,955.

On January 1, 2010, the Company issued 533,333 shares of Common Stock for accounting services valued at $0.0075 per share, or $4,000.

On February 1, 2010, the Company issued 700,000 shares of Common Stock for consulting services valued at $0.005 per share, or $3,500.

On March 1, 2010, the Company issued 533,333 shares of Common Stock for accounting services valued at $0.0075 per share, or $4,000.

On March 1, 2010, the Company issued 437,500 shares of Common Stock for consulting services valued at $0.016 per share, or $7,000.

On March 1, 2010, the Company issued 666,667 shares of Common Stock for accounting services valued at $0.006 per share, or $4,000.

On March 8, 2010, the Company issued 315,384 shares of Common Stock for accounting services valued at $0.013 per share, or $4,000.

On March 26, 2010, the Company issued 625,000 shares of Common Stock for consulting services valued at $0.016 per share, or $10,000.

On March 30, 2010, the Company issued 250,000 shares of Common Stock for accounting services valued at $0.016 per share, or $4,000.

As of March 31, 2010, the Company had outstanding three notes payable to Pierre Quilliam in the with an aggregate principal balance of $417,215, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $35,491.  All of the notes are convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.   At March 31, 2010, an aggregate of 16,082,543 shares of Common Stock were issuable upon conversion of the notes.

As of March 31, 2010 and 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 8 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($98,631) for the three months ended March 31, 2010.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Results of Operations

Three Months ended March 31, 2010 and 2009

We had no revenues in the three months ended March 31, 2010 and 2009.

We reported losses from operations during the three months ended March 31, 2010 and 2009 of ($90,817) and ($66,867), respectively.  The increased operating loss in 2010 as compared to 2009 was largely attributable to an increase in consulting fees of $26,332.  All other categories of expenses were approximately the same.

We reported a net loss during the three months ended March 31, 2010 and 2009 of ($98,631) and ($74,499), respectively.  The increased net loss in 2009 as compared to 2008 was attributable to higher loss from operations.

Liquidity and Sources of Capital

Our balance sheet as of March 31, 2010 reflects cash and current assets of $3,058, current liabilities of $1,796,410, and a working capital deficit of ($1,793,352).  However, most of our current liabilities consist of accrued compensation to our management.

At this time, we have no revenues.  We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   However, we do not expect to begin receiving lease payments from Silver Falcon until Silver Falcon commences actual mining operations, which is not expected to occur until July 1, 2010.  Until we begin receiving lease payments from Silver Falcon, we are dependent on the deferral of salaries by our management, and loans from our officers and a significant shareholder to pay other administrative expenses.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the three months ended March 31, 2010, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended March 31, 2010, the Company issued shares of Common Stock in the following transactions:

On January 1, 2010, the Company issued 1,060,606 shares of Common Stock for consulting services valued at $0.0075 per share, or $7,955.

On January 1, 2010, the Company issued 533,333 shares of Common Stock for accounting services valued at $0.0075 per share, or $4,000.

On February 1, 2010, the Company issued 700,000 shares of Common Stock for consulting services valued at $0.005 per share, or $3,500.

On March 1, 2010, the Company issued 533,333 shares of Common Stock for accounting services valued at $0.0075 per share, or $4,000.

On March 1, 2010, the Company issued 437,500 shares of Common Stock for consulting services valued at $0.016 per share, or $7,000.

On March 1, 2010, the Company issued 666,667 shares of Common Stock for accounting services valued at $0.006 per share, or $4,000.

On March 8, 2010, the Company issued 315,384 shares of Common Stock for accounting services valued at $0.013 per share, or $4,000.

On March 26, 2010, the Company issued 625,000 shares of Common Stock for consulting services valued at $0.016 per share, or $10,000.

On March 30, 2010, the Company issued 250,000 shares of Common Stock for accounting services valued at $0.016 per share, or $4,000.

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

GOLDCORP HOLDINGS CO.
Date: May 17, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4	Promissory Note dated June 30, 2008 payable to Pierre Quilliam in the amount of $5,830 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.5	Promissory Note dated June 30, 2008 payable to New Vision Financial, Ltd. in the amount of $29,532 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.6	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
10.7	Promissory Note dated December 31, 2009 payable to Pierre Quilliam in the amount of $66,221.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.8	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $2,564.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.9	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $3,394.79 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

20