Form 10-Q
period 2010-06-30
GoldCorp Holdings Corp.
filed 2010-08-13
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDCORP HOLDINGS CO.

(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0350814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5709 Manatee Avenue West, Bradenton, Florida 34209

(Address of principal executive offices)

(941) 761-7819

 (Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 195,155,667 shares as of July 22, 2010.

GOLDCORP HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II.  OTHER INFORMATION.

17

Item 1.  Legal Proceedings.

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4. Submission of Matters to a Vote of Security Holders.

17

Item 5.  Other Information.

18

Item 6.  Exhibits.

18

SIGNATURES

19

EXHIBIT INDEX

20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDCORP HOLDINGS CO.

BALANCE SHEET

JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Cash and cash equivalents	$ 81,694	$ -
Other assets	3,000	3,000
Total current assets	84,694	3,000

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 444,694	$ 363,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 43,977	$ 74,715
Accrued compensation	1,279,167	1,191,667
Deferred revenue	83,333
Due to related party	95,304	75,329
Accrued interest	45,485	29,770
Notes payable	29,532	29,532
Director's loan	345,163	345,163
Total current liabilities	1,921,961	1,746,176

Due to related party	66,222	66,222
Notes payable	5,959	5,959
Director's loan	-	-
Total liabilities	1,994,142	1,818,357

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 200,000,000 shares authorized, 194,063,562 and 182,851,595 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,406	18,285
Additional paid in capital	4,564,445	4,291,111
Accumulated deficit	(6,133,299)	(5,764,753)
Total stockholders' deficit	(1,549,448)	(1,455,357)

Total Liabilities and Stockholders' Deficit	$ 444,694	$ 363,000

See accompanying notes to financial statements

GOLDCORP HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

Revenues:	$ -	$ -

Expenses:
Consulting fees	261,110	59,367
Salaries and wages	87,500	87,500
General and administrative	4,222	6,496
Total expenses	352,832	153,363

Loss from operations	(352,832)	(153,363)

Interest expense	(15,714)	(15,264)

Net Loss	$ (368,546)	$ (168,627)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	205,313,433	195,905,398

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

Revenues:	$ -	$ -

Expenses:
Consulting fees	215,528	40,117
Salaries and wages	43,750	43,750
General and administrative	2,737	2,629
Total expenses	262,015	86,496

Loss from operations	(262,015)	(86,496)

Interest expense	(7,900)	(7,632)

Net Loss	$ (269,915)	$ (94,128)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	209,125,355	196,281,835

See accompanying notes to financial statements.

5

GOLDCORP HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ (368,546)	$ (168,627)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	274,455	48,250
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(30,738)	(953)
Deferred revenue	83,333	-
Accrued payroll and payroll liabilities	87,500	87,500
Due to related party	19,975	17,567
Accrued interest	15,715	15,264
Net cash (used in) operating activities	81,694	(999)

Cash flows from financing activities:
Proceeds from Director’s loan	-	850
	-	850

Net increase (decrease) in cash and cash equivalents	81,694	(149)
Cash and equivalents at beginning of period	-	419
Cash and equivalents at end of period	$ 81,694	$ 270

	2009	2008
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 274,455	$ 48,250

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/09	182,851,595	-	$ 18,285	$ -	$ 4,291,111	(5,764,753)	$ (1,455,357)

Shares issued for services	11,211,967	-	1,121	-	273,334	-	274,455
Net loss			-	-	-	(368,546)	(368,546)
Balance at 6/30/2010	194,063,562	-	$ 19,406	$ -	$ 4,564,445	$ (6,133,299)	$ (1,549,448)

See accompanying notes to financial statements.

GOLDCORP HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldCorp Holdings Co. (the “Company”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to Goldcorp Holdings Co.

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

Significant Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, which, among other things, amends Subtopic 855-10 with respect to the date through which evaluation of subsequent events must occur and under which circumstances such date must be disclosed.  The update amends subtopic 855-10 so that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in this update are effective upon issuance, with limited exceptions.  Adoption of this guidance did not have a material impact on our financial statements.

During February 2010, the FASB also issued ASU 2010-08, which corrects existing guidance for various topics. The update is generally effective for the first reporting period (including interim periods) beginning after issuance.  We believe these corrections will have minimal, if any, impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures regarding the amounts of and reasons for significant transfers in and out of Levels 1 and 2 fair value measurement categories, and separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing fair value measurement disclosures to provide for fair value measurement disclosures for each class of assets and liabilities, even within a line item in the statement of financial position, and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either the Level 2 or Level 3 categories.

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about post-retirement benefit plan assets (Subtopic 715-20), changes the terminology in Subtopic 715-20 from major categories of assets to classes of assets, and provides a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

The new disclosures and clarifications of existing disclosures in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not had a material impact on our financial statements and is not expected to have a material impact on our financial statements in the future.

NOTE 3 – NOTES PAYABLE

On June 30, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2009 in the original principal amount of $66,221.57.  The note provides for a payment of $4,635.51 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $2,564.57.  The note provides for a payment of $179.52 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $3,394.79.  The note provides for a payment of $237.64 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On June 30, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated June 30, 2008 in the original principal amount of $29,532.  The note provides for a payment of $2,067.24 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  On July 1, 2010, the note was renewed.

On June 30, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated June 30, 2008 in the original principal amount of $5,830.  The note provides for a payment of $408.10 on June 30, 2009, and all remaining principal and accrued interest on June 30, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.  On July 1, 2010, the note was renewed.

On June 30, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 1, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2010, the Company borrowed $12,975 from Silver Falcon Mining, Inc.   As of June 30, 2010, the amount owed Silver Falcon Mining, Inc. was $89,474.  The amounts are non-interest bearing, unsecured demand loans.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the three months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.0)	(4.0)

Increase in valuation allowance	38.0	38.0

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	June 30, 2010	June 30, 2009

Deferred tax assets	$2,267,257	$2,136,637

Less valuation allowance	(2,267,257)	(2,136,637)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At June 30, 2010, the Company had net operating loss carryforwards of approximately $5,966,466 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2030. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $50,000 per year for three years and $75,000 for two years.

NOTE 7 - CAPITAL STOCK

At June 30, 2010, the Company's authorized capital stock was 200,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 194,063,562 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended June 30, 2010, the Company issued shares of Common Stock in the following transactions:

On April 1, 2010, the Company issued 2,666,667 shares of Common Stock for accounting services valued at $0.03 per share, or $80,000.

On April 1, 2010, the Company issued 116,667 shares of Common Stock for accounting services valued at $0.03 per share, or $3,500.

On April 1, 2010, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On April 30, 2010, the Company issued 500,000 shares of Common Stock for accounting services valued at $0.03 per share, or $15,000.

On May 1, 2010, the Company issued 3,000,000 shares of Common Stock for consulting services valued at $0.04 per share, or $120,000.

On May 18, 2010, the Company issued 129,032 shares of Common Stock for accounting services valued at $0.031 per share, or $4,000.

On June 1, 2010, the Company issued 77,778 shares of Common Stock for consulting services valued at $0.045 per share, or $3,500.

As of June 30, 2010, the Company had outstanding three notes payable to Pierre Quilliam with an aggregate principal balance of $417,215, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $35,491.  All of the notes are convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.   At June 30, 2010, an aggregate of 16,606,359 shares of Common Stock were issuable upon conversion of the notes.

As of June 30, 2010 and 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 8 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($368,546) for the six months ended June 30, 2010. The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2010, the Company renewed a promissory note payable to New Vision Financial, Ltd. in the original principal amount of $29,532 that matured on June 30, 2010.

On July 1, 2010, the Company renewed a promissory note payable to Pierre Quilliam in the original principal amount of $5,830 that matured on June 30, 2010.

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

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts earned by Silver Falcon from the processing of ore mined from our properties.  The lease provides that lease payments must commence April 1, 2008, however, Silver Falcon extended the commencement date to July 1, 2009.  The lease term has been extended by an equal amount of time.  We received our first lease payment of $83,333 from Silver Falcon for July 1, 2010 in June 2010.  This has been recorded as deferred revenue.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Six Months ended June 30, 2010 and 2009

We had no revenues for the six months ended June 30, 2010 and 2009.

We reported losses from operations during the six months ended June 30, 2010 and 2009 of ($352,832) and ($153,363), respectively.  The increased operating loss in 2010 as compared to 2009 was largely attributable to an increase in consulting fees of $201,743.  Our consulting fees increased because we decided to reward certain consultants who had performed exemplary services during the time period before we began generating actual revenues under our lease with Silver Falcon.  We expect consulting fees to return to historically normal levels in future periods.  All other categories of expenses were approximately the same.

We reported a net loss during the six months ended June 30, 2010 and 2009 of ($368,546) and ($168,627), respectively.  The increased net loss in 2010 as compared to 2009 was attributable to higher loss from operations.

Three Months ended June 30, 2010 and 2009

We had no revenues for the three months ended June 30, 2010 and 2009.

 We reported losses from operations during the three months ended June 30, 2010 and 2009 of ($262,015) and ($86,496), respectively.  The increased operating loss in 2010 as compared to 2009 was largely attributable to an increase in consulting fees of $175,411.  Our consulting fees increased because we decided to reward certain consultants who had performed exemplary services during the time period before we began generating actual revenues under our lease with Silver Falcon.  We expect consulting fees to return to historically normal levels in future periods.  All other categories of expenses were approximately the same.

We reported a net loss during the three months ended June 30, 2010 and 2009 of ($269,915) and ($94,128), respectively.  The increased net loss in 2010 as compared to 2009 was attributable to higher loss from operations.

Liquidity and Sources of Capital

Our balance sheet as of June 30, 2010 reflects cash and current assets of $84,694, current liabilities of $1,921,961, and a working capital deficit of ($1,837,267).  However, most of our current liabilities consist of accrued compensation to our management or loans from management.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   We received our first lease payment of $83,333 from Silver Falcon for July 1, 2010 in June 2010.  The commencement of the monthly lease payment is expected to provide sufficient cash flows to pay administrative expenses.  However, the deferral of salaries by our management, and loans from our officers and a significant shareholder may continue as necessary to pay other administrative expenses.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($368,546) for the six months ended June 30, 2010.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were inadequate due to a lack of financial resources.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2010, the Company issued shares of Common Stock in the following transactions:

On April 1, 2010, the Company issued 2,666,667 shares of Common Stock for accounting services valued at $0.03 per share, or $80,000.

On April 1, 2010, the Company issued 116,667 shares of Common Stock for accounting services valued at $0.03 per share, or $3,500.

On April 1, 2010, the Company issued 133,333 shares of Common Stock for accounting services valued at $0.03 per share, or $4,000.

On April 30, 2010, the Company issued 500,000 shares of Common Stock for accounting services valued at $0.03 per share, or $15,000.

On May 1, 2010, the Company issued 3,000,000 shares of Common Stock for consulting services valued at $0.04 per share, or $120,000.

On May 18, 2010, the Company issued 129,032 shares of Common Stock for accounting services valued at $0.031 per share, or $4,000.

On June 1, 2010, the Company issued 77,778 shares of Common Stock for consulting services valued at $0.045 per share, or $3,500.

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

GOLDCORP HOLDINGS CO.
Date: August 12, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 12, 2010	/s/ Thomas Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4	Promissory Note dated June 30, 2008 payable to Pierre Quilliam in the amount of $5,830 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.5	Promissory Note dated June 30, 2008 payable to New Vision Financial, Ltd. in the amount of $29,532 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.6	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
10.7	Promissory Note dated December 31, 2009 payable to Pierre Quilliam in the amount of $66,221.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.8	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $2,564.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.9	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $3,394.79 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

20