Form 10-Q
period 2010-09-30
GoldLand Holdings Corp.
filed 2010-11-12
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDLAND HOLDINGS, CO.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒£  Yes  [ ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer[ ] Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,418,651 shares as of November 8, 2010.

GOLDLAND HOLDINGS, CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II.  OTHER INFORMATION.

16

Item 1.  Legal Proceedings.

16

Item 1A.  Risk Factors.

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

17

Item  4. (Removed and Reserved)

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

17

SIGNATURES

18

EXHIBIT INDEX

19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Cash and cash equivalents	$ 135,938	$ -
Other assets	3,000	3,000
Total current assets	138,938	3,000

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 498,938	$ 363,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 43,517	$ 74,715
Accrued compensation	1,322,917	1,191,667
Due to related party	-	75,329
Accrued interest	48,642	29,770
Notes payable	-	29,532
Director's loan	345,163	345,163
Total current liabilities	1,760,239	1,746,176

Due to related party	72,862	66,222
Notes payable	39,597	5,959
Total liabilities	1,872,698	1,818,357

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 199,418,651 and 182,851,595 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,942	18,285
Additional paid in capital	4,766,340	4,291,111
Accumulated deficit	(6,160,042)	(5,764,753)
Total stockholders' deficit	(1,373,760)	(1,455,357)

Total Liabilities and Stockholders' Deficit	$ 498,938	$ 363,000

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

Revenues:	$ 250,000	$ -

Expenses:
Consulting fees	459,470	84,553
Salaries and wages	131,250	131,250
General and administrative	30,780	13,152
Total expenses	621,500	228,955

Loss from operations	(371,500)	(228,955)

Interest expense	(23,789)	(23,066)

Net Loss	$ (395,289)	$ (252,021)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	192,502,370	181,185,666

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

Revenues:	$ 250,000	$ -

Expenses:
Consulting fees	198,360	25,186
Salaries and wages	43,750	43,750
General and administrative	26,558	6,656
Total expenses	268,668	75,592

Loss from operations	(18,668)	(75,592)

Interest expense	(8,075)	(7,802)

Net Loss	$ (26,743)	$ (83,394)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	199,216,738	182,094,820

See accompanying notes to financial statements.

5

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ (395,289)	$ (252,021)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	475,678	67,750
Issuance of common stock for rent	1,208	-
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(31,198)	1,635
Accrued payroll and payroll liabilities	131,250	131,250
Due to related party	(69,500)	26,651
Accrued interest	23,789	23,066
Net cash provided by (used in) operating activities	135,938	(1,669)

Cash flows from financing activities:
Proceeds from Director’s loan	-	1,250
	-	1,250

Net increase (decrease) in cash and cash equivalents	135,938	(419)
Cash and equivalents at beginning of period	-	419
Cash and equivalents at end of period	$ 135,938	$ -

	2010	2009
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services Shares issued for rent	$ 475,678 $ 1,208	$ 67,750 $ -

See accompanying notes to financial statements.

6

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/09	182,851,595	-	$ 18,285	$ -	$ 4,291,111	(5,764,753)	$ (1,455,357)

Shares issued for services	16,527,056	-	1,653	-	474,025		475,678
Shares issued for rent Net loss	40,000	-	4	-	1,204	(395,289)	1,208 (395,289)
Balance at 9/30/10	199,418,651	-	$ 19,942	$ -	$ 4,766,340	$ (6,160,042)	$ (1,373,760)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldLand Holdings, Co. (the “Company”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co.  On October 15, 2010 the company’s name was changed to GoldLand Holdings, Co.

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

NOTE 3 – NOTES PAYABLE

On September 30, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated December 31, 2009 in the original principal amount of $66,221.57.  The note provides for a payment of $4,635.51 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $2,564.57.  The note provides for a payment of $179.52 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated December 31, 2009 in the principal amount of $3,394.79.  The note provides for a payment of $237.64 on December 31, 2010, and all remaining principal and accrued interest on December 31, 2011.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2010, the Company was indebted to New Vision Financial, Ltd. on a promissory note dated July 1, 2010 in the original principal amount of $33,638.  The note provides for a payment of $2,354.67 on June 30, 2011, and all remaining principal and accrued interest on June 30, 2012.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated July 1, 2010 in the original principal amount of $6,641.  The note provides for a payment of $464.84 on June 30, 2011, and all remaining principal and accrued interest on June 30, 2012.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

On September 30, 2010, the Company was indebted to Pierre Quilliam on a promissory note dated December 1, 2008 in the original principal amount of $345,163.  The note was executed to evidence the terms of repayment of an equal amount of expense reimbursements due Mr. Quilliam.  The note provides for an interest payment of $26,174.86 on December 31, 2009, and all remaining principal and accrued interest on December 1, 2010.  Interest accrues at a rate of 7% payable annually.  Principal and interest due on the note is convertible into common stock at the election of the holder at a conversion price of $0.03 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2010, the Company repaid $95,304 to Silver Falcon Mining, Inc.   As of September 30, 2010, the amount owed Silver Falcon Mining, Inc. was $0.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On September 1, 2006, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2007, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $50,000 per year for three years and $75,000 for two years.

NOTE 6 - CAPITAL STOCK

At September 30, 2010, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 199,418,651 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended September 30, 2010, the Company issued shares of Common Stock in the following transactions:

On July 1, 2010, the Company issued to various vendors 5,092,105 shares of Common Stock for consulting services valued at $0.038 per share, or $193,500.

On July 31, 2010, the Company issued 22,581 shares of Common Stock for consulting services valued at $0.032 per share, or $723.

On August 30, 2010, the Company issued 112,903 shares of Common Stock for consulting services valued at $0.031 per share, or $3,500.

On September 13, 2010, the Company issued 40,000 shares of Common Stock for rent valued at $0.0302 per share, or $1,208.

On September 30, 2010, the Company issued 87,500 shares of Common Stock for consulting services valued at $0.04 per share, or $3,500.

As of September 30, 2010, the Company had outstanding three notes payable to Pierre Quilliam with an aggregate principal balance of $418,025, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $39,598.  All of the notes are convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.   At September 30, 2010, an aggregate of 16,875,500 shares of Common Stock were issuable upon conversion of the notes.

As of September 30, 2010 and 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 7 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($395,289) for the nine months ended September 30, 2010.

The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 8 – SUBSEQUENT EVENTS

None

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

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts earned by Silver Falcon from the processing of ore mined from our properties. The lease provides that lease payments must commence April 1, 2008, however, Silver Falcon extended the commencement date to July 1, 2009.  The lease term has been extended by an equal amount of time.  We received three lease payments totaling $250,000 from Silver Falcon for the third quarter ended September 30, 2010.

 Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Nine Months ended September 30, 2010 and 2009

We reported revenues during the nine months ended September 30, 2010 and 2009 of $250,000 and zero, respectively.  The increase is due to the start of lease payments from Silver Falcon Mining, Inc.

We reported losses from operations during the nine months ended September 30, 2010 and 2009 of ($371,500) and ($228,955), respectively.  The increased operating loss in 2010 as compared to 2009 was largely attributable to an increase in consulting fees of $374,917 and general and administrative expenses of $17,628, partially offset by increased revenue of $250,000.  Our consulting fees increased as a result of increased services by consultants.  We expect consulting fees to return to historically normal levels in future periods.  General and administrative expenses increased primarily due to expenses for the annual meeting, legal and travel.

We reported a net loss during the nine months ended September 30, 2010 and 2009 of ($395,289) and ($252,021), respectively.  The increased net loss in 2010 as compared to 2009 was attributable to higher loss from operations.

Three Months ended September 30, 2010 and 2009

We reported revenues during the three months ended September 30, 2010 and 2009 of $250,000 and zero, respectively.  The increase is due to the start of lease payments from Silver Falcon Mining, Inc.

We reported losses from operations during the three months ended September 30, 2010 and 2009 of ($18,668) and ($75,592), respectively.  The decreased operating loss in 2010 as compared to 2009 was largely attributable to an increase in revenues of $250,000 partially offset by an increase in consulting fees of $173,174 and general and administrative expenses of $19,902.  Our consulting fees increased as a result of an increased use of consultants.  We expect consulting fees to return to historically normal levels in future periods.  General and administrative expenses increased primarily due to expenses for the annual meeting, legal and travel.

We reported a net loss during the three months ended September 30, 2010 and 2009 of ($26,743) and ($83,394), respectively.  The increased net loss in 2010 as compared to 2009 was attributable to higher loss from operations.

Liquidity and Sources of Capital

Our balance sheet as of September 30, 2010 reflects cash and current assets of $138,938, current liabilities of $1,760,239, and a working capital deficit of ($1,621,301).  However, most of our current liabilities consist of accrued compensation to our management or loans from management.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   We received three lease payments totaling $250,000 from Silver Falcon for the third quarter ended September 30, 2010.  The commencement of the monthly lease payments are expected to provide sufficient cash flows to pay administrative expenses.  However, the deferral of salaries by our management, and loans from our officers and a significant shareholder may continue as necessary to pay other administrative expenses.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($395,289) for the nine months ended September 30, 2010.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2010, the Company issued shares of Common Stock in the following transactions:

On July 1, 2010, the Company issued to various vendors 5,092,105 shares of Common Stock for consulting services valued at $0.038 per share, or $193,500.

On July 31, 2010, the Company issued 22,581 shares of Common Stock for consulting services valued at $0.032 per share, or $723.

On August 30, 2010, the Company issued 112,903 shares of Common Stock for consulting services valued at $0.031 per share, or $3,500.

On September 13, 2010, the Company issued 40,000 shares of Common Stock for rent valued at $0.0302 per share, or $1,208.

On September 30, 2010, the Company issued 87,500 shares of Common Stock for consulting services valued at $0.04 per share, or $3,500.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS, CO.
Date: November 11, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 11, 2010	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of GoldCorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between GoldCorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4*	Promissory Note dated July 1, 2010 payable to Pierre Quilliam in the amount of $6,640.62
10.5*	Promissory Note dated July 1, 2010 payable to New Vision Financial, Ltd. in the amount of $33,638.16
10.6	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
10.7	Promissory Note dated December 31, 2009 payable to Pierre Quilliam in the amount of $66,221.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.8	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $2,564.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.9	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $3,394.79 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

20