Form 10-Q/A
period 2010-09-30
GoldLand Holdings Corp.
filed 2010-11-15
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☒

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

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2010	2009
Net cash provided by (used) in operating activities	$ 135,938	$ (1,669)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	1,250
Net (decrease) increase in unrestricted cash and cash equivalents	$ 135,938	$ (419)

Comparison of 2009 and 2010

Operating activities contributed $135,938 of cash in 2010, as compared to ($1,669) of cash in 2009. Major non-cash items that affected our cash flow from operations in 2010 were $475,678 for the value of common stock issued for compensation. Our operating assets and liabilities provided $54,341 of cash, most of which resulted from an increase in accrued payroll of $131,250 and accrued interest of $23,789, offset by a reduction of ($31,198) of accounts payable and a reduction of due to related party of ($69,500) from the repayment of loans made by Silver Falcon Mining, Inc.

Major non-cash items that affected our cash flow from operations in 2009 were $67,750 for the value of common stock issued for compensation.  Our operating assets and liabilities supplied $182,602 of cash, which resulted from an increase in accrued payroll and payroll liabilities $131,250, accrued interest of $23,789 and an increase in amounts due related party of $26,651 from loans made by Silver Falcon Mining, Inc.

Investing activities did not use or supply any cash in the nine months ending September 30, 2010 or 2009.

Financing activities supplied $0 of cash in 2010 as compared to $1,250 of cash in 2009.  In 2009, the only financing activity was the receipt of 1,250 of loan proceeds from a director.

Current Liquidity

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

14

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS, CO.
Date: November 15, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 15, 2010	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of GoldCorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.3	Lease Agreement between GoldCorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4*	Promissory Note dated July 1, 2010 payable to Pierre Quilliam in the amount of $6,640.62
10.5*	Promissory Note dated July 1, 2010 payable to New Vision Financial, Ltd. in the amount of $33,638.16
10.6	Promissory Note dated December 1, 2008 payable to Pierre Quilliam in the amount of $345,163 (incorporated by reference to the Form 10/A Registration Statement filed December 19, 2008)
10.7	Promissory Note dated December 31, 2009 payable to Pierre Quilliam in the amount of $66,221.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.8	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $2,564.57 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
10.9	Promissory Note dated December 31, 2009 payable to New Vision Financial, Ltd. in the amount of $3,394.79 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2010)
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)

31.1*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

20