Form 10-K
period 2010-12-31
GoldLand Holdings Corp.
filed 2011-03-31
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-53505

GOLDLAND HOLDINGS CO.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $3,238,884, based upon a market price of $0.0039 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 238,823,917 as of March 9, 2010.

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

13

ITEM 1A. RISK FACTORS

19

ITEM 1B. UNRESOLVED STAFF COMMENTS.

19

ITEM 3. LEGAL PROCEEDINGS

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

19

PART II

19

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

19

ITEM 6. SELECT FINANCIAL DATA

21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

24

ITEM 9A. CONTROLS AND PROCEDURES.

26

ITEM 9A(T). CONTROLS AND PROCEDURES.

26

ITEM 9B. OTHER INFORMATION

26

PART III

26

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

29

ITEM 11. EXECUTIVE COMPENSATION

33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
   INDEPENDENCE. PRINCIPAL ACCOUNTING FEES AND SERVICES.

36

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

37

PART IV

37

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

37

SIGNATURES

37

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

PART I

ITEM 1. BUSINESS.

Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004 our name was change to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our Certificate of Incorporation was amended and restated, pursuant to which our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also lease five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, we leased the mining operations on our properties and claims to Silver Falcon Mining, Inc.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from the land.  The lease, as amended, provides that lease payments must commence July 1, 2010.  The lease expires on April 1, 2025, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

Since the Silver Falcon leased our properties, it has expended substantial funds to develop mining operations and improve the property.  In 2009 and 2010, it constructed a milling facility on land it purchased at the base of the mountain, and began processing tailings at the mill in May 2010.  In 2011, it began construction of a smelting operation at the same site to process concentrate produced in its milling operation.

In 2010, Silver Falcon upgraded the roads to the Sinker Tunnel Complex to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended and secured to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes are being laid in the Sinker Tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Mining and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is underway with training for underground personnel and safety measures being installed per the latest mining rules and regulations.

On the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  Silver Falcon remains remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

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

In 1994, Mineral Extraction, Inc., the current owner at the time, rediscovered the location of the tunnel and over several years refurbished the Sinker Tunnel complex, with the exception of the upper four levels of the raise, nearest the bottom of the Golden Chariot shaft.  The entrance was excavated, and a semi-permanent structure was built to protect the site.  In addition, the entire length of the Sinker Tunnel was restored.  The roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level.

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

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 50 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel currently is by four wheel drive vehicle, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access to the Sinker Tunnel and top of War Eagle Mountain:

Our property on War Eagle Mountain is a combination of owned land and mining claims.  We own an undivided 29.167% fee title interest on seven properties, and ten unpatented mining claims, which we lease to Silver Falcon under a lease dated

October 11, 2007.  The lease expires on April 1, 2025, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Our owned land and mining claims are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	0.98
Illinois Central Lode Claim	29.167%	Patented claim	2.08
South Poorman Lode Claim	29.167%	Patented claim	17.06
Jackson Lode Claim	29.167%	Patented claim	10.33
Oso Lode Claim	29.167%	Patented claim	20.41
Cape Horn No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 2	100%	Unpatented Lode Claim	20.6
Great Western No. 3	100%	Unpatented Lode Claim	20.6
Great Western No. 4	100%	Unpatented Lode Claim	20.6
GoldLand #13	100%	Unpatented Placer Claim	20.6
GoldLand #14	100%	Unpatented Placer Claim	20.6
GoldLand #15	100%	Unpatented Placer Claim	20.6
GoldLand #25	100%	Unpatented Placer Claim	20.6
GoldLand #26	100%	Unpatented Placer Claim	20.6

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by federal government, but which the claimant has a right to possession to extract minerals.  Claims to federal land for mining purposes may be obtained by filing a claim with the Bureau of Land Management and paying a nominal fee.  A claim may be maintained as long at the holder engages in mining activity on the claim or, in lieu of mining activity, by filing an annual renewal form and paying an annual fee to the Bureau of Land Management by September 1 of each year.  The annual fee is $10 per claim for small miners and $140 per claim for large miners.  We are obligated to pay any annual fees to maintain the claims which we lease to Silver Falcon.

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

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft to 25 ft) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  The land that we and Silver Falcon own and lease encompasses only about 600 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich ore concentration have been found scattered throughout at ore shoots. Mill grades have been encountered, at these ore shoots of  up to 25 Troy ounces per ton, with some areas showing grades as high as 90 to 300 oz gold/ton.

It is not known exactly how deep the vein systems are on War Eagle Mountain.  The Sinker Tunnel cuts through the Oro Fino Vein approximately 2,500 feet below the outcrop on the surface which was still strong and well developed.  To date, only about the first 300 to 1100 feet in depth of the Oro Fino Vein has been mined on approximately 15% of its total known length.

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

At present, work on the mine consists largely of vertical mine shafts at the top of War Eagle Mountain, which were started by miners in the 1800’s, typically on top of a vein that was evident from an outcropping on the surface.  The interiors of the mine shafts are believed to be in good shape, but they are all flooded from groundwater and will have to be drained before active mining can commence.  Silver Falcon plans to drain the mine shafts by connecting them to the Sinker Tunnel below.  We have recollared five mine shafts with stones and steel rails to make them safer and prevent rain water from entering the mines. Prior owners of the Sinker Tunnel refurbished the tunnel entrance, but Silver Falcon has made additional improvements to the entrance.

Water is available on the property.  Power will be supplied by generators.

None of the properties have been surveyed by a competent professional engineer, nor have the properties been evaluated to determine whether any mineral deposits can be mined profitably at current market rates.  Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho Bureau of Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims.

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

Markets and Major Customers

We have leased all of our mining properties to Silver Falcon, which is thus our only customer for minerals mined from our property.  Silver Falcon’s original plan was to process the ore it mines into concentrate and then contract with a refinery to refine the concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, its current plan is to construct its own smelting operation to convert its concentrate into dore bars, and then ship the dore bars to a refinery for final processing.  Silver Falcon believes that operating its own smelting operation will allow it to control the processing of its minerals better, including the ability to more precisely assay its production before it is shipped to a third party for final processing.  Under our lease agreement with Silver Falcon, we are entitled to receive a royalty of 15% of any amounts Silver Falcon receives from the refinery.

Seasonality of Business

Weather conditions will affect the ability of Silver Falcon to mine ore from our property.  Generally, from November to April of each year the road leading to the top of the mountain property is impassable because of snow but access through the Sinker Tunnel is available year round.  Silver Falcon plans to mine and deliver ore to the mill it has erected at the base of the mountain from the Sinker Tunnel to ensure a steady stream of revenues throughout the year.

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

At March 4, 2011, we had six employees.

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

ITEM 1A. RISK FACTORS.

We Have Minimal Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since acquiring our mining properties in September 2007, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from the lease of our mining properties greater than our operational expenses.  We received lease payments from July 2010 to October 2010, but we agreed to allow Silver Falcon to defer lease payments from November 2010 to December 2011 because of capital needs that Silver Falcon had in relation to its mining operations.  We do not need to raise capital to mine our properties because we have leased the mining rights to Silver Falcon.

Silver Falcon commenced milling operations in May 2010, but will not begin receiving revenues until it completes a smelting operation in mid-2011.  Silver Falcon still needs to raise substantial capital before it can commence mining raw ore from our properties, and will not be able to optimize its revenues until it has raised that capital.  During the period that we have agreed to allow Silver Falcon to defer lease payments, we are dependent on the deferral of salaries by our officers, the issuance of our common stock in lieu of compensation, or loans from our officers to pay routine administrative expenses.

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

Our Ability To Become Profitable Is Subject To Silver Falcon’s Success in the Mining Business, Which Is Subject To Risks Inherent In The Mining Business

Silver Falcon’s ability to become profitable is subject to the economic risks typically associated with mineral extraction and processing business, including the necessity of making significant expenditures to mine properties and to test potential reserves.  The availability of mining and transportation equipment and the cost of actual mining operations is often uncertain.  In conducting mining activities, the presence of unanticipated irregularities in formations, miscalculations or accidents may cause exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of Silver Falcon’s investment, which would jeopardize its ability to make lease and royalty payments to us.  If Silver Falcon is not successful in producing minerals from mineral ore mined from our property in economically viable quantities, its mining activities will cease, and it will be unable to make lease and royalty payments to us.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner; Our Management Has Substantial Outside Business Interests.

We have five executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Pierre Quilliam, our Chief Executive Officer, Roger Scammell our President, Christian Quilliam our Chief Operating Officer, Tom Ridenour our Chief Financial Officer and Allan Breitkreuz, our Vice President.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us.  Mr. Breitkreuz estimates that he spends about 25% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Scammell estimates that he spends about 85% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Ridenour estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Christian Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. The fact that Messrs. Quilliam, Scammell, Ridenour and Breitkreuz have outside business interests could lessen their focus on our business.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With Silver Falcon.

Our mining operations are based upon a lease of our mining rights on War Eagle Mountain to Silver Falcon.  All five of our directors, Pierre Quilliam, Roger Scammell, Christian Quilliam, Denise Quilliam and Allan Breitkreuz, are directors of Silver Falcon.  To the extent issues arise between Silver Falcon and us under the lease, we do not have any disinterested directors or officers to represent our interests, and any resolution will not be on arms-length terms.

We Have Substantial Commitments That May Require That We Raise Capital.

As of December 31, 2010, we had $82,483 of cash, current assets of $91,483, current liabilities of $1,521,029, and a working capital deficit of ($1,429,546).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as accrued compensation to our officers of $1,470,209.  However, we have $50,820 of accounts payable to third parties.  Effective November 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January, 2012.  Until we resume receiving lease payments from Silver Falcon, we plan to defer salaries to our officers, which is our main recurring expense.  We expect to be able to pay our other liabilities in the normal course of business from cash on hand or loans from Silver Falcon.  If Silver Falcon is not able to resume lease payments, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

If We Or Our Operators Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected.

Our operations are subject to risks inherent in the mining industry, such as mine collapses, flooding, explosions, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  We do not currently carry insurance to protect us against any of these potential liabilities.  Silver Falcon currently carries general liability and worker’s compensation insurance, but does not carry insurance against environmental claims.  Silver Falcon considers its coverage adequate for our current operations. Silver Falcon expects to increase its insurance coverage when it begins mining ore from the interior of War Eagle Mountain.

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

There Is A Limited Market For Our Common Stock.

The trading market for our common stock is limited.  Our common stock is eligible for trading on the OTC Bulletin Board, but is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.  A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

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

We also utilize office space leased by Silver Falcon at 2520 Manatee Ave. W. Suite #200, Bradenton, FL 34205, under a lease that runs from August 8, 2010 to August 1, 2013 at a rate of $1,065 per month for the first 12 months and $1,095 per month for the second 12 months and $1,187.40 for the third 12 months. We share the cost of the lease with Silver Falcon equally.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2009, our common stock began to trade on the Over The Counter Bulletin Board under the symbol “GHDC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	0.025	0.002	-	-
Second Quarter	0.084	0.017	-	-
Third Quarter	0.0499	0.026	-	-
Fourth Quarter	0.11	0.036	0.13	0.005

There were 115 shareholders of record of the common stock as of December 31, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2010 or 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2010, we issued the following shares of common stock in unregistered transactions:

•

We issued a total of 2,000,000 shares to a third party for consulting services;

•

We issued 170,833 shares to a third party for edgar filing services.

•

We issued 17,003,272 to note holders in conversion of notes payable.

All shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2010.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, we did not purchase any shares of our common stock.

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

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also lease five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from our properties. The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to July 1, 2010, and extended the lease term by an equal amount each time.  Effective November 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012, and agreed to extend the lease term by an equal amount of time.

To date, Silver Falcon’s operations have consisted of processing tailings left on the mine site from prior mining operations.  Silver Falcon has constructed a milling operation at the base of the mountain, and is in the process of constructing a smelter to further process concentrate produced in its milling operation.  Silver Falcon has also made substantial capital improvements to the mountain and roads.  Before Silver Falcon begins mining raw ore from the mountain, it will need to complete a confirmation phase designed to locate and prove up reserves in the mountain in order to develop a comprehensive plan for the full development of the mine site. Later, after Silver Falcon completes a confirmation program to prove up and locate reserves on the property, and make further capital improvements to the mine site, it plans to begin mining and processing raw ore.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Fiscal Years ended December 31, 2010 and 2009

We are in the exploration stage but have generated revenues of $250,802 in the year ended December 31, 2010 and no revenues in the year ended December 31, 2009.  Revenues in 2010 consisted of lease payments of $250,000 and a royalty payment of $802 from Silver Falcon.

We reported losses from operations during the years ended December 31, 2010 and 2009 of ($1,336,425) and ($279,782), respectively, an increase of $1,056,643.  The increased operating loss in 2010 as compared to 2009 was largely attributable to increased consulting fees of $637,334 in 2010, as compared to $90,397 in 2009, an increase of $546,937 and compensation expense related to stock option grants offset by increase in revenue of $250,802.  General and administrative expenses increased by $46,092 from $14,385 in 2009 to $60,477 in 2010, largely as a result of increased travel and legal fees.  Compensation expense increased $714,416 from $175,000 in 2009 to $889,416 in 2010 as a result of compensation expense related to stock option grants of $610,874 and the addition of employees.

We reported a net loss during the years ended December 31, 2010 and 2009 of ($1,364,046) and ($310,650), respectively.  The increased net loss in 2010 as compared to 2009 was largely attributable to an increased loss from operations, offset by slightly lower interest expense in 2010 as compared to 2009 as a result of the conversion of notes payable to common stock.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last nine months ended September 30, 2009 and 2010:

	Fiscal Year ended December 31,
	2010	2009
Net cash provided by (used) in operating activities	$ 157,982	$ (61,343)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	(75,499)	60,924

Net (decrease) increase in unrestricted cash and cash equivalents	$ 82,483	$ (419)

Comparison of 2010 and 2009

In the year ended December 31, 2010 and 2009, we financed our operations primarily through the issuance of issuance of common stock and options for services, the deferral of salaries and lease payments from Silver Falcon.

Operating activities used provided $157,982 of cash in 2010, as compared to ($61,343) of cash in 2009.  Major non-cash items that affected our cash flow from operations in 2009 was $82,750 for the value of common stock issued for compensation.  Our operating assets and liabilities supplied $166,557 of cash, most of which resulted from an increase in accrued payroll of $175,000.

Major non-cash items that affected our cash flow from operations in 2010 were $627,678 for the value of common stock issued for compensation, and $610,874 for the value of options issued for compensation.  Our operating assets and liabilities contributed $282,268 of cash, most of which resulted from an increase in accrued payroll of $278,542.

There were no investing activities in either 2009 or 2010.

Financing activities used ($75,499) of cash in 2010 as compared to 2009, when financing activities produced $60,924 of cash.  All of the cash used or provided by financing activities in both years was the result of funds borrowed from or repaid to Silver Falcon.

Liquidity

Our balance sheet as of December 31, 2010 reflects current assets of $91,483, current liabilities of $1,521,029, and a working capital deficit of ($1,429,546).  However, most of our current liabilities consist of accrued compensation payable to our management.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   Effective November 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012.  During the period of the deferral, we will be dependent on the deferral of salaries by our management, the issuance of shares of our common stock for services, and on loans from Silver Falcon, our officers and a significant shareholder to pay other administrative expenses.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2010 and 2009.  These factors create an uncertainty about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent on the success of our plans.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2010, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Pierre Quilliam	72	Chairman and Chief Executive Officer
Roger Scammell	64	President and Director
Allan Breitkreuz	43	Executive Vice President and Director
Denise Quilliam	72	Secretary and Director
Christian Quilliam	47	Chief Operating Officer and Director
Thomas C. Ridenour	49	Chief Financial Officer

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Pierre Quilliam has served as our chief executive officer and a member of our board since November 11, 2003.  In addition to his services as our office and director, Mr. Quilliam has been a director and officer of Silver Falcon Mining, Inc., f/k/a Dicut, Inc. since 2001.  From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment.  From 1980 to the present, Mr.Quilliam has established and managed numerous companies in various capacities, including finance, consulting, accounting and management.

Allan Breitkreuz has served as a member of our board since 2005, and as our Vice President of Finance and Development since September 9, 2006.  In addition to his services as our officer and director, Mr. Breitkreuz has been a director of Silver Falcon since November 1, 2008.  From 2002 to 2008, Mr. Breitkreuz was an officer and director of Warner International Networks and Extend a Pop, which provided dial up internet access.   Mr. Breitkreuz majored in commercial and business financial administration at Brock University in Ontario, Canada, but did not receive a degree.

Denise Quilliam has served as a member of our board since September 2010.  On July 1, 2009, Ms. Quilliam became our corporate secretary.  In addition to her services as an officer and director, Ms. Quilliam has been an officer and director of Silver Falcon since October 30, 2007. Other than her employment with us, Ms. Quilliam serves as a director of four private Canadian companies involved in real estate and finance, but has otherwise not been employed during the last five years. Ms. Quilliam received a B.S. degree in Teaching from the Ignace Bourget College in Quebec in 1957.

Christian Quilliam has served as our director since September 2010, and our chief operating officer since April 2010.  In addition to his services as an officer and director, Mr. Quilliam has been a director of Silver Falcon since August 24, 2009, and its chief operating officer since April 2010. Mr. Quilliam holds a master’s degree in digital music from McGill University in Montreal and brings extensive experience into the management and development of small cap companies.  Mr. Quilliam presently owns and direct Q-Prompt, Inc., a teleprompting company which services large corporations’ needs during presentations.

D. Roger Scammell has been a member of our board and an officer since January 6, 2011.  Mr. Scammell has 40 years of experience in the mining and exploration industry worldwide, principally with epithermal gold/silver, polymetallic base metal, combined with nickel and coal deposits.  He was the Country Manager (México) for Teck Corporation and its Mexican subsidiary, Minera Teck S.A. de C.V. from 1992 to 2002.  From May 2004 to December 2010, Mr. Scammell was Vice President of Exploration and later President of Scorpio Mining Corporation and its Mexican subsidiary, Minera Cosalá.  While at Scorpio, he was responsible for the administration and execution of exploration, development and initial production of the Nuestra Señora polymetallic silver mine in Sonora, México, as well as the onsite construction of the 1,000 tons per day flotation mill. Mr. Scammell holds a Bachelor of Science degree in geology from the University of London, England, and is a licensed Professional Geoscientist of Ontario, Canada.  Mr. Scammell also serves as a director of two other mining companies, Southern Silver Exploration Corp (TSX: SSV) and Musgrove Minerals Corp. (TSX: MGS). Mr. Scammell also agreed to serve as president and a director of Silver Falcon.

Mr. and Ms. Quilliam are married to each other.

Mr. Christian Quilliam is the son of Mr. and Mrs. Quilliam.

Executive Officers Who Are Not Directors

Thomas Ridenour has been our Chief Financial Officer since June 2010.  Mr. Ridenour has been a principal of Ridenour and Associates, LLC, an accounting consulting firm providing CFO services to small public and private companies, since 2002.  From 2000 to 2002, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of HealthWatch, Inc., a software technology company.  Prior to joining HealthWatch, Mr. Ridenour served as Senior Vice

President and Chief Financial Officer of Nationwide Credit, Inc., a receivables management company, from 1998 to 2000. From 1983 to 1998, Mr. Ridenour served in various financial management roles at American Security Group, a financial services company, Primerica Financial Services, Inc., a financial services company, and Southmark Corporation, a real estate service and development company.  Mr. Ridenour is also chief financial officer of Silver Falcon Mining, Inc. Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board Of Directors

Our board currently consists of five directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2010, the following officers and directors failed to file the following Forms 3, 4 or 5:

•

New Vision Financial, Ltd. and Pierre Quilliam failed to a file a Form 4 or 5 with respect to shares issued to them upon conversion of convertible notes.

•

Christian Quilliam and Denise Quilliam failed to file a Form 3 when they became officers and directors in September 2010.

•

Tom Ridenour failed to file a Form 3 when he became an officer in June 2010.

•

Pierre Quilliam, Allan Breitkreuz, Christian Quilliam, Denise Quilliam and Tom Ridenour failed to file a Form 4 or 5 with respect to options issued to them in December 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Option Awards $ (1)	All Other Compensation $	Total $

Pierre Quilliam, Chairman and CEO (2)	2010 2009	$125,000 125,000	$140,971 -	- -	$265,971 125,000

Allan Breitkreuz, Vice President (3)	2010 2009	50,000 50,000	93,981 -	- -	143,981 50,000

Christian Quilliam, Chief Operating Offficer	2010 2009	32,500 -	93,981 -	- -	126,481 -

Denise Quilliam, Secretary	2010 2009	14,167 -	93,981 -	- -	108,148 -

Thomas Ridenour, Chief Financial Officer	2010 2009	56,875 -	93,981 -	- -	150,856 -

(1)

The option awards to Pierre Quilliam, Allan Breitkreuz, Christian Quilliam, Denise Quilliam and Thomas Ridenour consisted of 3,000,000, 2,000,000, 2,000,000, 2,000,000 and 2,000,0000 options to purchase Common Stock, respectively.  The options have an exercise price of $0.057 per share, a ten year term, and are subject to a one year vesting period.  The amount reported is the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718

(2)

Pierre Quilliam has served as our Chairman and CEO since November 11, 2003.  In 2009 and 2010, we paid Mr. Quilliam a base salary of $125,000 per year under an employment agreement dated September 1, 2007.    None of Mr. Quilliam’s compensation for 2009 or 2010 has been paid in cash, and instead is reflected as a current liability on our financial statements.

(3)

Mr. Breitkreuz has served as a vice president since 2006.  In 2009 and 2010, we paid Mr. Breitkreuz a salary of $50,000 per year based on an employment agreement dated January 1, 2007.  None of Mr. Breitkreuz’s compensation for 2009 or 2010 has been paid in cash, and instead is reflected as a current liability on our financial statements.

(4)

Christian Quilliam has served as our chief operating officer since September 1, 2010.  Mr. Quilliam’s salary consists of pay accrued at a rate of $97,500 since September 1, 2010, which has not been paid in cash but is instead reflected as a current liability on our financial statements.

(5)

Ms. Quilliam has served as our corporate secretary since September 1, 2010. Ms. Quilliam’s salary consists of pay accrued at a rate of $42,500 since September 1, 2010, which has not been paid in cash but is instead reflected as a current liability on our financial statements.

(6)

Mr. Ridenour has served as our chief financial officer since June 1, 2010.  Mr. Ridenour’s salary consists of pay accrued at a rate of $97,500 since June 1, 2010, which has not been paid in cash but is instead reflected as a current liability on our financial statements.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	--	3,000,000*	--	0.121	12/20/2020	--	--	--	--
Denise Quilliam	--	2,000,000*	--	0.121	12/20/2020	--	--	--	--
Christian Quilliam	--	2,000,000*	--	0.11	12/20/2020	--	--	--	--
Thomas C. Ridenour	--	2,000,000*	--	0.11	12/20/2020	--	--	--	--
Allan Breitkreuz	--	2,000,000*	--	0.11	12/20/2020	--	--	--	--

*The options vest one year from the date of issuance.

Employment Agreements

Pierrre Quilliam. We entered into an employment agreement with Mr. Quilliam on January 1, 2011, which provides as follows:

•

Mr. Quilliam is entitled to a base salary of $125,000 per year;

•

Mr. Quilliam is entitled to an incentive salary equal to 10% of the adjusted net profits, which are defined to be net profit before federal and state income taxes, determined in accordance with generally accepted accounting practices by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to his employment agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses (including, but not limited to, gains or losses on disposition of assets); (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary;

•

The term of the agreement is one year, but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

•

Mr. Quilliam is entitled to health and life insurance;

•

Mr. Quilliam is entitled to severance of 75% of his base salary at any time that we terminate him without cause after the initial term;

•

Mr. Quilliam’s employment is subject to standard provisions prohibiting his competition with us or soliciting our employees during and after the termination of their employment with us.

Allan Breitkreuz. We entered into an employment agreement with Allan Breitkreuz dated January 1, 2011.  The terms are identical to our employment agreement with Mr. Quilliam, except that his base salary is $97,500 and his title is vice president.

Denise Quilliam. We entered into an employment agreement with Denise Quilliam dated January 1, 2011.  The terms are identical to our employment agreement with Mr. Quilliam, except that her base salary is $42,500 and her title is Secretary.

Christian Quilliam.  We have entered into an employment agreement with Christian Quilliam dated January 1, 2011.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $97,500, his title is Chief Operating Officer, and he is allowed to perform his services primarily from Ontario, Canada, subject to a requirement to make at least 12 trips per year to the Company’s operations in Idaho.

Thomas C. Ridenour.  We have entered into an employment agreement with Tom Ridenour dated January 1, 2011.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $97,500, his title is Chief Financial Officer, and he is allowed to perform his services primarily from Atlanta, Georgia.

D. Roger Scammell.  We have entered into an employment agreement with Mr. Scammell effective as of January 1, 2011, which provides as follows:

•

Mr. Scammell serves as our president and as a director.

•

Mr. Scammell is entitled to a base salary of $100 per year, plus a signing bonus of 2,000,000 shares of the Registrant’s common stock, all of which is to be registered on Form S-8;

•

The term of the agreement is one year, but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

•

Mr. Scammell is entitled to health, dental, long term disability and life insurance, to the extent provided to all of our employees pursuant to such plans and programs that we may adopt from time to time; and

•

Mr. Scammell’s employment is subject to standard provisions requiring that he maintain the confidentiality of our information.

Director Compensation

The compensation of all of our directors is reported in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 9, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Pierre Quilliam (2) 2520 Manatee Avenue, West Bradenton, Florida 34205	84,334,143	35.3%

New Vision Financial, Ltd. (3) Suite 13, Oliaji Trade Center Francis Rachel St. Victoria, Seychelles	52,019,133	21.8%

Thomas Ridenour (3) 100 North Point Center East Suite 530 Alpharetta, GA 30022	7,719,412	3.2%

D. Roger Scammell (4) Don Julio Berdegue 730B Fracc. El Cid Mazatlan, Sinaloa Mexico 82100	2,500,000	1.0%

Allan Breitkreuz (4) 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	1,928,571	0.8%

Denise Quilliam (5) 5709 Manatee Avenue West Bradenton, Florida 34209	880,000	0.4%

Christian Quilliam (4) 5356 Vail Ct. Mississauga, Ontario Canada L5M 6G9	732,500	0.3%

All Officers and Directors as a Group	95,862,126	40.1%

(1) Based upon 238,823,917 shares issued and outstanding as of March 9, 2010.

(2) Pierre Quilliam’s shares include 33,134,143 shares owned outright, 50,700,000 shares owned by Bisell Investments, Inc., a company of which Mr. Quilliam is a director and president, and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Quilliam’s shares do not include any shares owned by Denise Quilliam, who is his spouse.

(3) Owned outright.

(4)  Includes 500,000 shares owned by Silver Falcon, of which the person is an officer and director and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. All other shares owned by the person are owned outright.

(5) Denise Quilliam’s shares include 380,000 shares owned by Pierre Quilliam, 380,000 shares owned outright, and 500,000 shares owned by Silver Falcon.  Ms. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Ms. Quilliam’s shares do not include any shares owned by Pierre Quilliam, who is her spouse.

(6) All of the officers and directors hold options to purchase shares of Common Stock, which are not included in their ownership amounts because the options are subject to a one year vesting requirement and are not currently exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
2010 Stock Option Plan	13,000,000	0.114	2,000,000
2010 Employee, Consultant and Advisor Stock Compensation Plan	2,083,333	0.713	12,916,667
Total	15,083,333	--	14,916,667

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the smelter of ore produced from land.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to July 1, 2010.

On the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  Silver Falcon remains remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.  All of our officers and directors are also officers and directors of Silver Falcon.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision Financial, Ltd. (“New Vision”).  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  The following is a summary of our loan transactions with New Vision:

•

We borrowed $2,250 from New Vision pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009. At maturity, the balance due with interest was $2,565, which was converted into a new promissory note which had a maturity date of December 31, 2011.

•

We borrowed $7,500 from New Vision pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009.  On January 10, 2008, we issued New Vision 158,333 shares of common stock valued at $0.03 per share, or $4,750, and were applied to reduce the principal balance of the note. At maturity, the balance due with interest was $3,395, which was converted into a new promissory note which had a maturity date of December 31, 2011.

•

We borrowed $29,532 from New Vision pursuant to a promissory note dated June 30, 2008, which was due on June 30, 2010.  At maturity, the balance due with interest was $33,638, which was converted into a new promissory note which had a maturity date of June 30, 2012.

•

On November 12, 2010, New Vision converted all of the principal and accrued interest due under the above-described notes into 1,360,800 shares of our common stock.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from Pierre Quilliam, or chairman and chief executive officer.  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  The following is a summary of our loan transactions with Mr. Quilliam:

•

We borrowed $81,408 from Mr. Quilliam pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009.  On December 12, 2008, we issued Mr. Quilliam 825,000 shares of common stock valued at $0.03 per share, or $24,750, and were applied to reduce the principal balance of the note. At maturity, the balance due with interest was $66,222, which was converted into a new promissory note which had a maturity date of December 31, 2011.

•

We borrowed $5,830 from Mr. Quilliam pursuant to a promissory note dated June 30, 2008, which was due on June 30, 2010.  At maturity, the balance due with interest was $6,641, which was converted into a new promissory note which had a maturity date of June 30, 2012.

•

On December 1, 2008, we issued Mr. Quilliam a promissory note in the amount of $345,163 in payment of an account payable to Mr. Quilliam for expenses that he paid on behalf of us.  The note was due on December 1, 2010.

•

On November 12, 2010, Mr. Quilliam converted all of the principal and accrued interest due under the above-described notes into 15,642,472 shares of our common stock.

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2009, we were indebted to Silver Falcon in the amount of $69,499.  As of December 31, 2010, Silver Falcon was indebted to us in the amount of $2,000.  In addition, Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was indebted to us in the amount of $4,000.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Under our Code of Ethics, any conflict of interest between a director or officer and us must be referred to the non-interested directors for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.  We do not currently have any independent directors.  Accordingly, this policy is currently held in abeyance.  We plan to reinstitute the policy when and if we have dis-interested directors.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the Pink Sheets.  Since neither the OTCBB nor the Pink Sheets has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above.  With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2010 and 2009, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.  After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$ 15,000	$ 15,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 15,000	$ 15,000

Audit Fees consist of fees billed for professional services rendered for the audit of Silver Falcon Mining, Inc.’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Uniack in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Silver Falcon Mining, Inc.’s consolidated financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of GoldLand Holdings Co. as of December 31, 2009 and 2010, and for the years ended December 31, 2009 and 2010, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
3.3*	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1*	Employment Agreement of Pierre Quilliam dated January 1, 2011
10.2*	Employment Agreement of Allan Breitkreuz dated January 1, 2011
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4*	Employment Agreement of Christian Quilliam dated January 1, 2011
10.5*	Employment Agreement of Thomas Ridenour dated January 1, 2011
10.6*	Employment Agreement of Denise Quilliam dated January 1, 2011
10.7	Employment Agreement of D. Roger Scammell (incorporated by reference to the Form 8-K filed January 26, 2011)
10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.10	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.11	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.13*	Amendment to Amendment to Lease dated March 24, 2011

11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDLAND HOLDINGS CO.
Dated: March 31, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Date: March 31, 2011	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 31, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: March 31, 2010	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: March 31, 2011	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: March 31, 2011	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: March 31, 2011	/s/ D. Roger Scammell
D. Roger Scammell, President and Director

EXHIBIT A

GOLDLAND HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GoldLand Holdings Co.

We have audited the accompanying balance sheet of GoldLand Holdings Co. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

March 28, 2011

GOLDLAND HOLDINGS CO.

BALANCE SHEET

DECEMBER 31, 2010 and 2009

ASSETS	2010	2009
Cash and cash equivalents	$ 82,483	$ -
Due to related parties	6,000	-
Other assets	3,000	3,000
Total current assets	91,483	3,419

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 451,483	$ 363,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 50,820	$ 74,715
Accrued compensation	1,470,209	1,191,667
Due to related party	-	75,329
Accrued interest	-	29,770
Notes payable	-	29,532
Total current liabilities	1,521,028	1,746,176

Due to related party	-	66,222
Notes payable	-	5,959
Total liabilities	1,521,028	1,818,357

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 218,592,756 and 182,851,595 shares issued and outstanding at December 31, 2010 and 2009, respectively	21,859	18,285
Additional paid in capital	6,037,394	4,291,111
Accumulated deficit	(7,128,799)	(5,764,753)
Total stockholders' deficit	(1,069,546)	(1,455,357)

Total Liabilities and Stockholders' Deficit	$ 451,483	$ 363,000

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009

Revenues:	$ 250,802	$ -

Expenses:
Consulting fees	637,334	90,397
Compensation expense	889,416	175,000
General and administrative	60,477	14,385
Total expenses	1,587,227	279,782

Loss from operations	$ (1,336,425)	$ (279,782)

Interest expense	(27,621)	(30,868)

Net Loss	$ (1,364,046)	$ (310,650)

Net loss per common share - basic	$ (0.01)	$ -

Weighted average number of common shares outstanding - basic	196,649,027	181,545,370

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/08	180,093,265	-	$ 18,009	$ -	$ 4,208,637	$ (5,454,103)	$ (1,227,457)

Issuance of common stock for services	2,758,330	-	276		82,474		82,750
Net loss						(310,650)	(310,650)
Balance at 12/31/09	182,851,595	-	$ 18,285	$ -	$ 4,291,111	(5,764,753)	$ (1,455,357)

Issuance of common stock for services	18,697,889	-	1,870		625,808		627,678
Issuance of common stock for rent	40,000		4		1,204		1,208
Issuance of common stock in repayment of notes payable	17,003,272		1,700		508,397		510,097
Options granted					610,874		610,874
Net loss						(1,364,046)	(1,364,046)
Balance at 12/31/09	218,592,756	-	$ 21,859	$ -	$ 6,181,744	(7,273,149)	$ (1,069,546)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ (1,364,046)	$ (310,650)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	627,678	82,750
Issuance of common stock for rent	1,208	-
Options granted	610,874	-
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(23,895)	(29,747)
Accrued interest	27,621	21,304
Accrued payroll and payroll liabilities	278,542	175,000

Net cash (used in) operating activities	157,982	(61,343)

Cash flows from financing activities:
Proceeds from note payable	-	-
Repayments to related party	(75,499)	-
Proceeds from related party	-	60,924
Net cash provided by financing activities	(75,499)	60,924

Net increase (decrease) in cash and cash equivalents	82,483	(419)
Cash and equivalents at beginning of period	-	419
Cash and equivalents at end of period	$ 82,483	$ -

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

(continued)

	2010	2009
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued to repay note payable	$ 510,098	$ -
Shares issued for rent	$ 1,208	$ -
Shares issued for services	$ 627,678	$ 82,750

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldLand Holdings, CO, (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

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

NOTE 3 – NOTES PAYABLE

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision Financial, Ltd. (“New Vision”).  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  The following is a summary of our loan transactions with New Vision:

•

We borrowed $2,250 from New Vision pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009. At maturity, the balance due with interest was $2,565, which was converted into a new promissory note which had a maturity date of December 31, 2011.

•

We borrowed $7,500 from New Vision pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009.  On January 10, 2008, we issued New Vision 158,333 shares of common stock valued at $0.03 per share, or $4,750, and were applied to reduce the principal balance of the note. At maturity, the balance due with interest was $3,395, which was converted into a new promissory note which had a maturity date of December 31, 2011.

•

We borrowed $29,532 from New Vision pursuant to a promissory note dated June 30, 2008, which was due on June 30, 2010.  At maturity, the balance due with interest was $33,638, which was converted into a new promissory note which had a maturity date of June 30, 2012.

•

On November 12, 2010, New Vision converted all of the principal and accrued interest due under the above-described notes into 1,360,800 shares of our common stock, and there were no notes outstanding to New Vision at December 31, 2010.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from Pierre Quilliam, or chairman and chief executive officer.  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  The following is a summary of our loan transactions with Mr. Quilliam:

•

We borrowed $81,408 from Mr. Quilliam pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009.  On December 12, 2008, we issued Mr. Quilliam 825,000 shares of common stock valued at $0.03 per share, or $24,750, and were applied to reduce the principal balance of the note. At maturity, the balance due with interest was $66,222, which was converted into a new promissory note which had a maturity date of December 31, 2011.

•

We borrowed $5,830 from Mr. Quilliam pursuant to a promissory note dated June 30, 2008, which was due on June 30, 2010.  At maturity, the balance due with interest was $6,641, which was converted into a new promissory note which had a maturity date of June 30, 2012.

•

On December 1, 2008, we issued Mr. Quilliam a promissory note in the amount of $345,163 in payment of an account payable to Mr. Quilliam for expenses that he paid on behalf of us.  The note was due on December 1, 2010.

•

On November 12, 2010, Mr. Quilliam converted all of the principal and accrued interest due under the above-described notes into 15,642,472 shares of our common stock, and there were no notes outstanding to Mr. Quilliam at December 31, 2010.

NOTE 4 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2010	December 31, 2009

Deferred tax assets	$2,744,588	$2,219,430

Less valuation allowance	(2,744,588)	(2,219,430)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2010, the Company had net operating loss carryforwards of approximately $7,273,149 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2030. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the smelter of ore produced from land.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to July 1, 2010.

On the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  Silver Falcon remains remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.  All of our officers and directors are also officers and directors of Silver Falcon.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision.  See Note 3.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from Pierre Quilliam, or chairman and chief executive officer.  See Note 3.

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2009, we were indebted to Silver Falcon in the amount of $69,499.  As of December 31, 2010, Silver Falcon was indebted to us in the amount of $2,000.  In addition, Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was indebted to us in the amount of $4,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On January 1, 2011, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $125,000 per year.

On January 1, 2011, we entered into an employment agreement with D. Roger Scammell under which we agreed to pay Mr. Scammell $100 per year plus a signing bonus of 2,000,000 shares of common stock.

On January 1, 2011, we entered into an employment agreement with Denise Quilliam under which we agreed to pay Ms. Quilliam $42,500 per year.

On January 1, 2011, we entered into an employment agreement with Christian Quilliam under which we agreed to pay Mr. Quilliam $97,500 per year.

On January 1, 2011, we entered into an employment agreement with Thomas C. Ridenour under which we agreed to pay Mr. Ridenour $97,500 per year.

On January 1, 2011, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $97,500 per year.

NOTE 7 - CAPITAL STOCK

At December 31, 2010, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 218,592,756 shares of Common Stock, and no shares of Preferred Stock.

2010 Transactions:  During the year ended December 31, 2010, the Company issued shares of Common Stock in the following transactions:

•

18,697,889 shares of Common Stock for consulting services valued at $627,678.

•

40,000 shares of Common Stock for rent valued at $1,208.

•

17,003,272 shares of Common Stock in conversion of notes payable valued at $510,098

2009 Transactions:  During the year ended December 31, 2009, the Company issued shares of Common Stock in the following transactions:

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

As of December 31, 2009, the Company had outstanding three notes payable to Pierre Quilliam in the with an aggregate principal balance of $417,215, and three notes payable to New Vision Financial, Ltd. with an aggregate principal balance of $35,491.  All of the notes are convertible into shares of Common Stock at election of the holder at a conversion price of $0.03 per share.   At December 31, 2009, an aggregate of 16,082,543 shares of Common Stock were issuable upon conversion of the notes. During the year ended December 31, 2010, all of the notes were converted into common stock.

As of December 31, 2010, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed in Note 8.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2010 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	-	-
Granted	13,000,000	$0.114
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2010	13,000,000	$0.114

All warrants were issued on December 21, 2010, expire on December 20, 2020, have an exercise price of $0.11 or $0.121, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2010, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.114
Risk-free interest rate at grant date	1.25%
Expected stock price volatility	86%
Expected dividend payout	0%

Expected option life (in years)	4 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2010 was $610,874.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($1,364,046) and ($310,650) for the twelve months ended December 31, 2010 and 2009, respectively.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

Since January 1, 2011, we have issued 20,231,161 shares of common stock valued at $1,419,167.  16,666,671 and 1,428,571 of the shares were issued to Pierre Quilliam and Allan Breitkreuz, for accrued compensation.

Effective January 1, 2011, we entered into the following employment agreements with our officers:

Officer	Title	Annual Base Salary
Pierre Quilliam	CEO	$125,000
Denise Quilliam	Secretary	$42,500
Christian Quilliam	Chief Operating Officer	$97,500
Thomas C. Ridenour	Chief Financial Officer	$97,500
Allan Breitkreuz	Vice President	$97,500
D. Roger Scammell	President	$100, plus 2,000,000 shares of common stock

Each employment agreement is for an initial term of one year, and will renew for successive one year terms unless the agreement is terminated by either party within 30 days of the end of a term.  Each employment agreement (other than Mr. Scammell’s) provides for severance of 75% of the officer’s base salary in the event the officer is terminated without cause after the initial term, and an incentive bonus of 10% of adjusted net profits, as defined in the employment agreement.  The employment agreements replace and supersede any prior agreements that we had with the officers.

On January 21, 2011, as amended on March 24, 2011, we entered into an agreement with Silver Falcon to amend our lease with Silver Falcon to defer base rental payments due for fifteen months, from October 2010 to December 2011.  The amendment also extended the term of the lease for an equal amount of time.  The deferral only applies the monthly payments of $83,333 that are due under the lease.  Silver Falcon remains obligated to pay any royalties or the nonaccountable fee that accrue during the deferral period.