Form 10-Q
period 2011-03-31
GoldLand Holdings Corp.
filed 2011-05-13
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 238,887,553 shares as of May 10, 2011.

GOLDLAND HOLDINGS, CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

15

Item 4.  Controls and Procedures.

15

PART II.  OTHER INFORMATION.

16

Item 1.  Legal Proceedings.

16

Item 1A.  Risk Factors.

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item  4. (Removed and Reserved)

16

Item 5.  Other Information.

16

Item 6.  Exhibits.

16

SIGNATURES

17

EXHIBIT INDEX

18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011 (unaudited)	December 31, 2010 (audited)
Cash and cash equivalents	$ 57,773	$ 82,483
Due from related parties	6,000	6,000
Prepaid expenses	106,500	-
Other assets	3,000	3,000
Total current assets	173,273	91,483

Mining Properties	360,000	360,000

Total Assets	$ 533,273	$ 451,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 42,305	$ 50,820
Accrued compensation	318,542	1,470,209
Total current liabilities (all current)	360,847	1,521,029

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 238,823,917 and 218,592,756 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23,882	21,859
Additional paid in capital	7,454,538	6,037,394
Accumulated deficit	(7,305,994)	(7,128,799)
Total stockholders' deficit	172,426	(1,069,546)

Total Liabilities and Stockholders' Equity (Deficit)	$ 533,273	$ 451,483

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	2011	2010

Revenues:	$ -	$ -

Expenses:
Consulting fees	24,656	45,582
Compensation expense	150,500	43,750
General and administrative	2,039	1,485
Total expenses	177,195	90,817

Loss from operations	(177,195)	(90,817)

Interest expense	-	(7,814)

Net Loss	$ (177,195)	$ (98,631)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	238,573,285	201,655,648

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (177,195)	$ (98,631)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	10,500	48,455
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(8,515)	(8,330)
Accrued payroll and payroll liabilities	115,000	43,750
Prepaid expenses	35,500	-
Due to related party	-	7,000
Accrued interest	-	7,814
Net cash provided by (used in) operating activities	(24,710)	58

Cash flows from financing activities:
Proceeds from Director’s loan	-	-
	-	-

Net increase (decrease) in cash and cash equivalents	(24,710)	58
Cash and equivalents at beginning of period	82,483	-
Cash and equivalents at end of period	$ 57,773	$ 58

	2011	2010
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 10,500	$ 48,455
Shares issued for compensation	$ 142,000	$ --

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/10	218,592,756	-	$ 21,859	$ -	$ 6,037,394	(7,128,799)	$ (1,069,546)

Shares issued for services	135,919	-	13	-	10,487		10,500
Shares issued for accrued compensation	18,095,242	-	1,810	-	1,264,857		1,266,667
Shares issued for compensation Net loss	2,000,000	-	200	-	141,800	(177,195)	142,000 (177,195)
Balance at 03/31/11	238,823,917	-	$ 23,882	$ -	$ 7,454,538	$ (7,305,994)	$ 172,426

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

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

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2010 and March 31, 2011, the amount due from Silver Falcon Mining, Inc. was $2,000 and the amount due from Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $4,000.

On January 1, 2011, we issued 16,666,671 shares of our common stock to Pierre Quilliam in satisfaction of $1,166,667 of accrued compensation, and 1,428,571 shares of our common stock to Allan Breitkreuz in satisfaction of $100,000 of accrued compensation. Messrs. Quilliam and Breitkreuz are officers and directors of the Company.  The shares were valued at the market price on the date of issuance.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

We are obligated under employment agreements with our officers to make total salary payments of $460,000 per year.

NOTE 5 - CAPITAL STOCK

At March 31, 2011, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 238,823,917 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended March 31, 2011, the Company issued shares of Common Stock in the following transactions:

•

135,919 shares of Common Stock were issued for consulting services valued at $10,500.

•

2,000,000 shares of Common Stock were issued in payment of compensation valued at $142,000.

•

18,095,242 shares of Common Stock valued at $1,266,667 were issued in payment of accrued compensation.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($177,195) for the three months ended March 31, 2011.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from our properties.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to July 1, 2010, and extended the lease term by an equal amount each time.  Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012, and agreed to extend the lease term by an equal amount of time..

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

Results of Operations

Three Months ended March 31, 2011 and 2010

We reported no revenues during the three months ended March 31, 2011 and 2010.

We reported losses from operations during the three months ended March 31, 2011 and 2010 of ($177,195) and ($90,817), respectively.  The increased operating loss in 2011 as compared to 2010 was largely attributable to an increase in compensation expense resulting from the increase in accruals of compensation offset by a decrease in consulting fees of $20,926.

We reported a net loss during the three months ended March 31, 2011 and 2010 of ($177,195) and ($98,631), respectively.  The increased net loss in 2011 as compared to 2010 was attributable to higher loss from operations offset by lower interest expense.  We had no notes payable outstanding during the three months ended March 31, 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last three months ended March 31, 2011 and 2010:

Three months ended March 31,
	2011	2010
Net cash provided by (used) in operating activities	$ (24,710)	$ 58
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (24,710)	$ 58

Comparison of 2009 and 2010

Operating activities (used) contributed $(24,710) of cash in 2011, as compared to $58 of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2011 were accrued payroll of $115,000 and prepaid expenses of $35,500.

Major non-cash items that affected our cash flow from operations in 2010 were accrued payroll of $43,750 and $48,455 for the value of common stock issued for compensation.  Investing activities did not use or supply any cash in the nine months ending September 30, 2010 or 2009.

There were no investing or financing activities in either 2010 or 2011.

Current Liquidity

Our balance sheet as of March 31, 2011 reflects cash and current assets of $173,273, current liabilities of $360,847, and a working capital deficit of ($187,574).  However, most of our current liabilities consist of accrued compensation to our management or loans from management.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012.  During the period of the deferral, we will be dependent on the deferral of salaries by our management, the issuance of shares of our common stock for services, and on loans from Silver Falcon, our officers and a significant shareholder to pay other administrative expenses.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($177,195) for the three months ended March 31, 2011.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, the Company issued shares of Common Stock in the following unregistered transactions:

•

2,000,000 shares of Common Stock were issued in payment of compensation valued at $142,000.

•

16,666,671 shares of Common Stock valued at $1,166,667 were issued in payment of accrued compensation.

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

GOLDLAND HOLDINGS, CO.
Date: May 13, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 13, 2011	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of GoldCorp Holdings Co., a Delaware corporation, dated August 13, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010 (incorporated by reference to the Form 10-K filed March 31, 2011)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Employment Agreement of Pierre Quilliam dated January 1, 2011 (incorporated by reference to the Form 10-K filed March 31, 2011)
10.2	Employment Agreement of Allan Breitkreuz dated January 1, 2011 (incorporated by reference to the Form 10-K filed March 31, 2011)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.4	Employment Agreement of Christian Quilliam dated January 1, 2011 (incorporated by reference to the Form 10-K filed March 31, 2011)
10.5	Employment Agreement of Thomas Ridenour dated January 1, 2011 (incorporated by reference to the Form 10-K filed March 31, 2011)
10.6	Employment Agreement of Denise Quilliam dated January 1, 2011 (incorporated by reference to the Form 10-K filed March 31, 2011)
10.7	Employment Agreement of D. Roger Scammell (incorporated by reference to the Form 8-K filed January 26, 2011)
10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.10	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)

10.11	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.13	Amendment to Amendment to Lease dated March 24, 2011
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

19