Form 10-Q
period 2011-06-30
GoldLand Holdings Corp.
filed 2011-08-15
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDLAND HOLDINGS, CO.

(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0350814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2520 Manatee Avenue West, Suite 200, Bradenton, Florida 34205

(Address of principal executive offices)

(941) 761-7819

 (Issuer’s telephone number, including area code)

5709 Manatee Avenue West, Bradenton, Florida 34209

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 239,175,456 shares as of July 29, 2011.

GOLDLAND HOLDINGS, CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II.  OTHER INFORMATION.

17

Item 1.  Legal Proceedings.

17

Item 1A.  Risk Factors.

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item  4. (Removed and Reserved)

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

17

SIGNATURES

18

2

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011 (unaudited)	December 31, 2010 (audited)
Cash and cash equivalents	$ 1,290	$ 82,483
Due from related parties	56,000	6,000
Prepaid expenses	71,000	-
Other assets	3,000	3,000
Total current assets	131,290	91,483

Mining Properties	360,000	360,000

Total Assets	$ 491,290	$ 451,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 44,516	$ 50,820
Accrued compensation	433,542	1,470,209
Total current liabilities (all current)	478,058	1,521,029

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 239,062,553 and 218,592,756 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	23,906	21,859
Additional paid in capital	7,465,014	6,037,394
Accumulated deficit	(7,475,688)	(7,128,799)
Total stockholders' deficit	13,232	(1,069,546)

Total Liabilities and Stockholders' Equity (Deficit)	$ 491,290	$ 451,483

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

Revenues:	$ -	$ -

Expenses:
Consulting fees	42,350	261,110
Compensation expense	301,000	87,500
General and administrative	3,539	4,222
Total expenses	346,889	352,832

Loss from operations	(346,889)	(352,832)

Interest expense	-	(15,714)

Net Loss	$ (346,889)	$ (368,546)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	238,770,050	205,313,433

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

Revenues:	$ -	$ -

Expenses:
Consulting fees	17,694	215,528
Compensation expense	150,500	43,750
General and administrative	1,500	2,737
Total expenses	169,694	262,015

Loss from operations	(169,694)	(262,015)

Interest expense	-	(7,900)

Net Loss	$ (169,694)	$ (269,915)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	238,964,034	209,125,355

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (346,889)	$ (368,546)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	21,000	274,455
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(6,304)	(30,738)
Accrued payroll and payroll liabilities	230,000	87,500
Prepaid expenses	71,000	-
Deferred revenue	-	83,333
Due to related party	(50,000)	19,975
Accrued interest	-	15,715
Net cash provided by (used in) operating activities	(81,193)	81,694

Net increase (decrease) in cash and cash equivalents	(81,193)	81,694
Cash and equivalents at beginning of period	82,483	-
Cash and equivalents at end of period	$ 1,290	$ 81,694

	2011	2010
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 21,000	$ 274,455
Shares issued for compensation	$ 142,000	$ -

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/10	218,592,756	-	$ 21,859	$ -	$ 6,037,394	(7,128,799)	$ (1,069,546)

Shares issued for services	374,555	-	37	-	20,963		21,000
Shares issued for accrued compensation	18,095,242	-	1,810	-	1,264,857		1,266,667
Shares issued for compensation	2,000,000	-	200	-	141,800	-	142,000
Net loss	-	-	-	-	-	(346,889)	(346,889)
Balance at 06/30/11	239,062,553	-	$ 23,906	$ -	$ 7,465,014	$ (7,475,688)	$ 13,232

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldLand Holdings, Co., (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

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

Operating results for the three months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2010 and June 30, 2011, the amount due from Silver Falcon Mining, Inc. and its subsidiaries was $6,000 and $39,000, respectively. In addition, we owed Bisell Investments, Inc., a company of which Mr. Quilliam is a director and president, $17,000.

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

NOTE 5 - CAPITAL STOCK

At June 30, 2011, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 239,062,553 shares of Common Stock, and no shares of Preferred Stock.

During the three and six months ended June 30, 2011, the Company issued 238,636 and 20,469,797 shares of Common Stock, respectively.  During the six months ended June 30, 2011, the Company issued shares of Common Stock in the following transactions:

•

374,555 shares of Common Stock were issued for consulting services valued at $21,000.

•

2,000,000 shares of Common Stock were issued in payment of compensation valued at $142,000.

•

18,095,242 shares of Common Stock valued at $1,266,667 were issued in payment of accrued compensation.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($346,889) for the six months ended June 30, 2011.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations

Six Months ended June 30, 2011 and 2010

We reported no revenues during the six months ended June 30, 2011 and 2010.

We reported losses from operations during the six months ended June 30, 2011 and 2010 of ($346,889) and ($352,832), respectively. Our operating loss in 2011 was approximately the same as in 2010, due primarily to lower consulting expense, offset by higher salaries.

We reported net losses during the six months ended June 30, 2011 and 2010 of ($346,889) and ($368,546), respectively.  The slightly lower net loss in 2011 as compared to 2010 was due primarily to lower interest expense in 2011, as we had no notes payable outstanding during the six months ended June 30, 2011.

Three Months ended June 30, 2011 and 2010

We reported no revenues during the six months ended June 30, 2011 and 2010.

We reported losses from operations during the three months ended June 30, 2011 and 2010 of ($169,694) and ($262,015), respectively.  The decreased operating loss in 2011 as compared to 2010 was largely attributable to a decrease in consulting expense, offset by an increase in compensation expense.

We reported net losses during the three months ended June 30, 2011 and 2010 of ($169,694) and ($269,915), respectively.  The decreased net loss in 2011 as compared to 2010 was attributable to lower loss from operations combined with lower interest expense, as we had no notes payable outstanding during the three months ended June 30, 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last six months ended June 30, 2011 and 2010:

Six months ended June 30,
	2011	2010
Net cash provided by (used) in operating activities	$ (81,193)	$ 81,694
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (81,193)	$ 81,694

Comparison of 2011 and 2010

Operating activities (used) contributed $(81,193) of cash in 2011, as compared to $81,694 of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2011 were accrued payroll of $230,000 and prepaid expenses of $71,000.

Major non-cash items that affected our cash flow from operations in 2010 were accrued payroll of $87,500 and $274,455 for the value of common stock issued for compensation.  Investing activities did not use or supply any cash in the six months ending June 30, 2011 or 2010.

There were no investing or financing activities in either 2011 or 2010.

Current Liquidity

Our balance sheet as of June 30, 2011 reflects cash and current assets of $131,290, current liabilities of $478,058, and a working capital deficit of ($346,768).  However, most of our current liabilities consist of accrued compensation to our management or loans from management.  Most of our current assets consist of loans to Silver Falcon and its subsidiaries, and the prepayment of an annual salary to one of our officers.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain. Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012. During the period of the deferral, we will be dependent on the deferral of salaries by our management, the issuance of shares of our common stock for services, and the repayment of loans we have made to Silver Falcon, and/or loans from our officers and a significant shareholder, to pay other administrative expenses.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($346,889) for the six months ended June 30, 2011.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2011, the Company issued shares of Common Stock in the following unregistered transactions:

•

238,636 shares of Common Stock valued at $10,500 were issued to three persons for consulting services.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS, CO.
Date: August 15, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 15, 2011	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

18