Form 10-Q/A
period 2011-06-30
GoldLand Holdings Corp.
filed 2011-08-24
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE: The Company has included the Interactive Data Table exhibits with this amended filing.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Balance Sheets, and (iv) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS, CO.
Date: August 23, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 23, 2011	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

18