Form 10-Q
period 2011-09-30
GoldLand Holdings Corp.
filed 2011-11-14
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDLAND HOLDINGS, CO.

(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0350814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2520 Manatee Avenue West, Suite 200, Bradenton, Florida, 34205

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 239,315,456 shares as of October 29, 2011.

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

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item  4. (Removed and Reserved)

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

17

SIGNATURES

18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Cash and cash equivalents	$ -	$ 82,483
Due from related parties	53,450	6,000
Prepaid expenses	35,500	-
Other assets	3,000	3,000
Total current assets	91,950	91,483

Mining Properties	360,000	360,000

Total Assets	$ 451,950	$ 451,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 59,600	$ 50,820
Accrued compensation	548,542	1,470,209
Total current liabilities (all current)	608,142	1,521,029

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 239,315,456 and 218,592,756 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	23,932	21,859
Additional paid in capital	7,475,489	6,037,394
Accumulated deficit	(7,655,613)	(7,128,799)
Total stockholders' deficit	(156,192)	(1,069,546)

Total Liabilities and Stockholders' Equity (Deficit)	$ 451,950	$ 451,483

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

Revenues:	$ -	$ 250,000

Expenses:
Consulting fees	62,192	459,470
Compensation expense	451,500	131,250
General and administrative	13,121	30,780
Total expenses	526,813	621,500

Loss from operations	(526,813)	(371,500)

Interest expense	-	(23,789)

Net Loss	$ (526,813)	$ (395,289)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	238,929,663	192,502,370

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

Revenues:	$ -	$ 250,000

Expenses:
Consulting fees	19,842	198,360
Compensation expense	150,500	43,750
General and administrative	9,582	26,558
Total expenses	179,924	268,668

Loss from operations	(179,924)	(18,668)

Interest expense	-	(8,075)

Net Loss	$ (179,924)	$ (26,743)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	239,243,918	199,216,738

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (526,813)	$ (395,289)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	31,500	475,678
Issuance of common stock for rent	-	1,208
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	8,780	(31,198)
Accrued payroll and payroll liabilities	345,000	131,250
Prepaid expenses	106,500	-
Due to related party	(47,450)	(69,500)
Accrued interest	-	23,789
Net cash provided by (used in) operating activities	(82,483)	135,938

Net increase (decrease) in cash and cash equivalents	(82,483)	135,938
Cash and equivalents at beginning of period	82,483	-
Cash and equivalents at end of period	$ -	$ 135,938

	2011	2010
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 31,500	$ 475,678
Shares issued for rent	$ -	$ 1,208
Shares issued for prepaid services	$ 142,000	$ -
Shares issued for accrued compensation	$ 1,266,667	$ -

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/10	218,592,756	-	$ 21,859	$ -	$ 6,037,394	(7,128,799)	$ (1,069,546)

Shares issued for services	627,458	-	62	-	31,438		31,500
Shares issued for accrued compensation	18,095,242	-	1,810	-	1,264,857		1,266,667
Shares issued for prepaid services	2,000,000	-	200	-	141,800		142,000
Net loss	-	-	-	-	-	(526,813)	(526,813)
Balance at 09/30/11	239,315,456	-	$ 23,931	$ -	$ 7,475,489	$ (7,655,612)	$ (156,192)

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

Operating results for the nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2010 and September 30, 2011, the amount due from Silver Falcon Mining, Inc. and its subsidiaries was $6,000 and $36,450, respectively. In addition, we were owed $17,000 from Bisell Investments, Inc., a company of which Mr. Quilliam is a director and president.

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

NOTE 5 - CAPITAL STOCK

At September 30, 2011, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 239,315,456 shares of Common Stock, and no shares of Preferred Stock.

During the three and nine months ended September 30, 2011, the Company issued 252,903 and 20,722,700 shares of Common Stock, respectively.  During the nine months ended September 30, 2011, the Company issued shares of Common Stock in the following transactions:

•

627,458 shares of Common Stock were issued for consulting services valued at $31,500.

•

2,000,000 shares of Common Stock were issued in payment of annual compensation to an officer valued at $142,000.

•

18,095,242 shares of Common Stock valued at $1,266,667 were issued in payment of accrued compensation.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($526,813) for the nine months ended September 30, 2011.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

To date, Silver Falcon’s operations have consisted of processing tailings left on the mine site from prior mining operations.  Silver Falcon has constructed a milling operation at the base of the mountain, and is in the process of constructing a smelter to further process concentrate produced in its milling operation.  Silver Falcon has also made substantial capital improvements to the mountain and roads.  Before Silver Falcon begins mining raw ore from the mountain, it will need to complete an exploration phase designed to locate and prove up reserves in the mountain in order to develop a comprehensive plan for the full development of the mine site. Later, after Silver Falcon completes an exploration program to prove up and locate reserves on the property, and make further capital improvements to the mine site, it plans to begin mining and processing raw ore.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Nine Months ended September 30, 2011 and 2010

We reported no revenues during the nine months ended September 30, 2011 and $250,000 of revenue during the nine months ended September 30, 2010.   All of our revenues in 2010 were attributable to minimum lease payments by Silver Falcon. In late 2010, we agreed to suspend minimum lease payments for the period from October 1, 2010 to December 31, 2011, and to extend the term of the lease for an equal amount of time. We currently expect our revenues to resume in 2012. Also, Silver Falcon commenced shipment of bullion dore from its processing operations in the fourth quarter of 2011, and as a result we expect to begin recording royalty revenue under our lease with Silver Falcon as well.

We reported losses from operations during the nine months ended September 30, 2011 and 2010 of ($526,813) and ($371,500), respectively, an increase of $155,313.  The increase in our operating loss in 2011 was due primarily a reduction of revenue offset by lower consulting expense, and higher compensation expense.

We reported net losses during the nine months ended September 30, 2011 and 2010 of ($526,813) and ($395,289), respectively.  The increased net loss in 2011 as compared to 2010 was due primarily due to a higher operating loss offset by lower interest expense in 2011, as we had no notes payable outstanding during the nine months ended September 30, 2011.

Three Months ended September 30, 2011 and 2010

We reported no revenues during the three months ended September 30, 2011 and $250,000 of revenue during the three months ended September 30, 2010.  All of our revenues in 2010 were attributable to minimum lease payments by Silver Falcon. In late 2010, we agreed to suspend minimum lease payments for the period from October 1, 2010 to December 31, 2011, and to extend the term of the lease for an equal amount of time. We currently expect our revenues to resume in 2012. Also, Silver Falcon commenced shipment of bullion dore from its processing operations in the fourth quarter of 2011, and as a result we expect to begin recording royalty revenue under our lease with Silver Falcon as well.

We reported losses from operations during the three months ended September 30, 2011 and 2010 of ($179,924) and ($18,668), respectively, an increase of $161,256.  The increase in our operating loss in 2011 was due primarily a reduction of revenue offset by lower consulting expense, and higher compensation expense.

We reported net losses during the three months ended September 30, 2011 and 2010 of ($179,924) and ($26,743), respectively.  The increased net loss in 2011 as compared to 2010 was due primarily due to a higher operating loss offset by lower interest expense in 2011, as we had no notes payable outstanding during the three months ended September 30, 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last nine months ended September 30, 2011 and 2010:

Nine months ended September 30,
	2011	2010
Net cash provided by (used) in operating activities	$ (82,483)	$ 135,938
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (82,483)	$ 135,938

Comparison of 2011 and 2010

Operating activities (used) contributed $(82,483) of cash in 2011, as compared to $135,938 of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2011 were accrued payroll of $345,000 and prepaid expenses of $106,500.  In 2011, our cash flow was also affected by the issuance of 18,095,242 shares of common stock in satisfaction of accrued compensation to two officers, and 2,000,000 shares of common stock to another officer in satisfaction of annual compensation for 2011.

Major non-cash items that affected our cash flow from operations in 2010 were accrued payroll of $131,250 and $475,678 for the value of common stock issued for compensation.  Investing activities did not use or supply any cash in the nine months ending September 30, 2011 or 2010.

There were no investing or financing activities in either 2011 or 2010.

Current Liquidity

Our balance sheet as of September 30, 2011 reflects current assets of $91,950, current liabilities of $608,142, and a working capital deficit of ($516,192).  However, most of our current liabilities consist of accrued compensation to our management or loans from affiliated parties.  Most of our current assets consist of loans to Silver Falcon and its subsidiaries, and the prepayment of an annual salary to one of our officers.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($526,813) for the nine months ended September 30, 2011.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, the Company issued shares of Common Stock in the following unregistered transactions:

•

252,903 shares of Common Stock valued at $10,500 were issued for consulting services.

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

GOLDLAND HOLDINGS, CO.
Date: November 14, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2011	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

18