Form 10-K
period 2011-12-31
GoldLand Holdings Corp.
filed 2012-04-16
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   [  ]   No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.    Yes   [  ]   No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]   No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   [X]   No   [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,436,479, based upon a market price of $0.0394 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 273,216,657 as of March 22, 2012.

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

On October 11, 2007, we leased the mining operations on our properties and claims to Silver Falcon Mining, Inc.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a refiner of ore produced from the land.  The lease, as amended, provides that lease payments must commence January 1, 2012.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

Since the Silver Falcon leased our properties, it has expended substantial funds to develop mining operations and improve the property.  In 2009 and 2010, it constructed a milling facility on land it purchased at the base of the mountain, and began processing tailings at the mill in May 2010.  In 2011, it began construction of a metallurgical lab at the same site to process concentrate produced in its milling operation, which it expects to complete in mid-2012.  It also plans to begin construction of a closed circuit cyanide leaching and a bullion dore production facility on its mill site in the Fall of 2012, after it has obtained the proper permits, in order to improve the yields from the tailings that it processes.

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

Our property on War Eagle Mountain is a combination of owned land and mining claims.  We own an undivided 29.167% fee title interest on seven properties, and ten unpatented mining claims, which we lease to Silver Falcon under a lease dated October 11, 2007.  The lease expires on April 1, 2025, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a refiner of ore produced from land.  Our owned land and mining claims are listed below:

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

Competition

We have no competition for the extraction of minerals from War Eagle Mountain, since no other mining company has an interest on War Eagle Mountain at this time.  However, the mineral extraction business in general is highly competitive.  Numerous larger mining companies actively seek out and bid for mining prospects and properties as well as for the services of third-party providers and supplies, such as mining equipment, transportation equipment and refiners, upon which we rely.  Many of these companies not only explore for, produce and market minerals, but also carry out smelting and refining operations and market the resultant products on a worldwide basis.  Most of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

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

Regulation

Our business is subject to extensive U.S., federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters relating to the resource industry.  Most of the extraction operations will require permits or authorizations from federal, state or local agencies.  Silver Falcon is responsible for compliance with all applicable laws and regulations under the terms of our lease with Silver Falcon, but the denial or vacating of permits needed by Silver Falcon could have a material adverse effect on its ability to pay us.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

Silver Falcon is subject to the Mine Safety and Health Act of 1977, which is administered by the Federal Mine Safety and Health Administration (“MSHA”).  MSHA has the power to make routine surprise inspections.  In the event MSHA finds that Silver Falcon’s operations violate mine safety regulations, MSHA has the power to issue orders requiring that it remedy the violation, closing its mine until the remedy is implemented, and imposing fines for violations, among other things.  To the extent that federal or state environmental or mine safety regulatory agencies order certain of its mines to be temporarily or permanently closed, such order would have a material adverse effect on its ability to pay us.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities, whether or not at our mines or related to gold and silver mining, may increase the likelihood of additional regulation or changes in law.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. If adopted, such measures could increase Silver Falcon’s cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at Silver Falcon’s operations if it is unable to regularly access utility power. Climate change legislation may also affect Silver Falcon’s smelter operations to the extent they burn fossil fuels, resulting in increased costs to it, and may affect the market for the metals it produces with effects on prices that are not possible for us to predict.

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our or Silver Falcon’s ability to economically develop mineral reserves on federal lands. Although we are not currently mining on federal land, exploration and future mining could occur on federal land.

We expect that our operations will comply in all material respects with applicable laws and regulations.  We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

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

Clean Water Act.  The Clean Water Act requires permits for operations that discharge into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

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

Employees and Consultants

At March 22, 2012, we had five employees.

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

ITEM 1A. RISK FACTORS.

We Have Minimal Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since acquiring our mining properties in September 2007, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from the lease of our mining properties greater than our operational expenses.  We received lease payments from July 2010 to September 2010, but we agreed to allow Silver Falcon to defer lease payments from October 2010 to December 2011 because of capital needs that Silver Falcon had in relation to its mining operations.  We do not need to raise capital to mine our properties because we have leased the mining rights to Silver Falcon.

Silver Falcon commenced milling operations in May 2010, but will not begin receiving significant revenues until it completes a closed circuit cyanide leaching and a bullion dore production facility for operation in 2012 ..  Silver Falcon also needs to complete a leaching facility to improve the yields from its ore.  It is not expected to begin the leaching facility until the Fall of 2012, after it receives the necessary permits.  Silver Falcon still needs to raise substantial capital before it can commence mining raw ore from our properties, and will not be able to optimize its revenues until it has raised that capital.  Silver Falcon recently issued shares of its Class A Common Stock to our employees to pay their compensation, which is our biggest expense. The value of those shares will be applied against lease payments that Silver Falcon owed us starting in January 2012.

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

We have five executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Pierre Quilliam, our Chief Executive Officer, Christian Quilliam our Chief Operating Officer, Thomas C. Ridenour our Chief Financial Officer and Allan Breitkreuz, our Vice President.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us.  Mr. Breitkreuz estimates that he spends about 25% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Ridenour estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Christian Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. The fact that Messrs. Quilliam, Ridenour and Breitkreuz have outside business interests could lessen their focus on our business.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With Silver Falcon.

Our mining operations are based upon a lease of our mining rights on War Eagle Mountain to Silver Falcon.  All five of our directors, Pierre Quilliam, Thomas C. Ridenour, Christian Quilliam, Denise Quilliam and Allan Breitkreuz, are directors of Silver Falcon.  To the extent issues arise between Silver Falcon and us under the lease, we do not have any disinterested directors or officers to represent our interests, and any resolution will not be on arms-length terms.

We Have Substantial Commitments That May Require That We Raise Capital.

As of December 31, 2011, we had $276 of cash, current assets of $73,276, current liabilities of $529,269, and a working capital deficit of ($455,993).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as amounts due related parties of $452,799.  However, we have $76,470 of accounts payable to third parties.  Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 2012. Our officers also have agreed to receive their salary in the form of restricted shares of Class A Common Stock of Silver Falcon.  If our officers do not agree to receive Silver Falcon stock in payment of their salaries, and Silver Falcon is unable to make lease payments in cash, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

We also utilize office space leased by Silver Falcon at 2520 Manatee Avenue West, Suite #200, Bradenton, FL 34205, under a lease that runs from August 8, 2010 to August 1, 2013 at a rate of $1,065 per month for the first 12 months and $1,095 per month for the second 12 months and $1,187.40 for the third 12 months. We share the cost of the lease with Silver Falcon equally.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2009, our common stock began to trade on the Over The Counter Bulletin Board under the symbol “GHDC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2011.

	2010		2011

	High	Low	High	Low
First Quarter	0.025	0.002	0.113	0.04
Second Quarter	0.084	0.017	0.08	0.03
Third Quarter	0.0499	0.026	0.07	0.03
Fourth Quarter	0.11	0.036	0.05	0.03

There were 111 shareholders of record of the common stock as of December 31, 2011. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2011 or 2010.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we issued the following shares of common stock in unregistered transactions:

•

We issued a total of 1,307,509 shares to a third party for consulting services;

•

We issued 2,000,000 shares to a third party for prepaid rent.

•

We issued 29,186,002 for compensation.

All shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

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

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from our properties.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012, and extended the lease term by an equal amount each time.  Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012, and agreed to extend the lease term by an equal amount of time.

To date, Silver Falcon’s operations have consisted of processing tailings left on the mine site from prior mining operations.  Silver Falcon has constructed a milling operation at the base of the mountain, and is in the process of constructing a metallurgical lab to further process concentrate produced in its milling operation.  Silver Falcon has also made substantial capital improvements to the mountain and roads.  Before Silver Falcon begins mining raw ore from the mountain, it will need to complete a confirmation phase designed to locate and prove up reserves in the mountain in order to develop a comprehensive plan for the full development of the mine site. Later, after Silver Falcon completes a confirmation program to prove up and locate reserves on the property, and make further capital improvements to the mine site, it plans to begin mining and processing raw ore.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Fiscal Years ended December 31, 2011 and 2010

We are in the exploration stage but have generated revenues of $250,802 in the year ended December 31, 2010 and no revenues in the year ended December 31, 2011 as a result of the extension of the commencement date of the lease between Silver Falcon and us.  Revenues in 2010 consisted of lease payments of $250,000 and a royalty payment of $802 from Silver Falcon.

We reported losses from operations during the years ended December 31, 2011 and 2010 of ($2,104,268) and ($1,336,425), respectively, an increase of $767,843.  The increased operating loss in 2011 as compared to 2010 was largely attributable to increased stock compensation expense of $1,045,928 offset by a decrease in consulting fees of $516,855.  General and administrative expenses decreased by $39,612 from $60,477 in 2010 to $20,865 in 2011, largely as a result of decreased travel and miscellaneous general expenses.  Compensation expense increased $1,073,508 from $889,416 in 2010 to $1,962,924 in 2011 as a result of compensation expense related to stock option grants of $559,016 and the addition of employee compensation paid in shares of common stock.

We reported a net loss during the years ended December 31, 2011 and 2010 of ($2,104,268) and ($1,364,046), respectively.  The increased net loss in 2011 as compared to 2010 was largely attributable to an increased loss from operations, offset by lower interest expense in 2011 as compared to 2010 as a result of the conversion of notes payable to common stock.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the twelve months ended December 31, 2010 and 2011:

	Fiscal Year ended December 31,
	2010	2011
Net cash provided by (used) in operating activities	$ 157,982	$ (82,207)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	(75,499)	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ 82,483	$ (82,207)

Comparison of 2011 and 2010

In the year ended December 31, 2011 and 2010, we financed our operations primarily through the issuance of issuance of common stock and options for services, the deferral of salaries and lease payments from Silver Falcon.

Operating activities (used) provided ($82,207) of cash in 2011, as compared to $157,982 of cash provided in 2010.  Major non-cash items that affected our cash flow from operations in 2011 was $1,182,138 for the value of common stock issued for compensation and services, and $559,016 for the value of options granted.  Our operating assets and liabilities supplied $210,907 of cash, most of which resulted from an increase in due to related party of $458,799.

Major non-cash items that affected our cash flow from operations in 2010 were $627,678 for the value of common stock issued for compensation, and $610,874 for the value of options issued for compensation.  Our operating assets and liabilities contributed $282,268 of cash, most of which resulted from an increase in accrued payroll of $278,542.

There were no investing activities in either 2010 or 2011.

Financing activities used ($75,499) of cash in 2010 as compared to zero in 2011.  All of the cash used or provided by financing activities in both years was the result of funds borrowed from or repaid to Silver Falcon.

Liquidity

Our balance sheet as of December 31, 2011 reflects current assets of $73,276, current liabilities of $529,269, and a working capital deficit of ($455,993).  However, most of our current liabilities consist of amounts due Silver Falcon.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012.  During the period of the deferral, we were dependent on the deferral of salaries by our management, the issuance of shares of our common stock for services, the issuance by Silver Falcon of its common stock to our officers to pay their salaries, and on loans from Silver Falcon, our officers and a significant shareholder to pay other administrative expenses.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2011 and 2010.  These factors create an uncertainty about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on the success of our plans.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2011, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Pierre Quilliam	73	Chairman and Chief Executive Officer
Allan Breitkreuz	44	Executive Vice President and Director
Denise Quilliam	73	Secretary and Director
Christian Quilliam	48	Chief Operating Officer and Director
Thomas C. Ridenour	50	Chief Financial Officer and Director

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

Thomas C. Ridenour has been our Chief Financial Officer since June 2010 and a director since October 16, 2011.  Mr. Ridenour has been a principal of Ridenour and Associates, LLC, an accounting consulting firm providing CFO services to small public and private companies, since 2002.  From 2000 to 2002, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of HealthWatch, Inc., a software technology company.  Prior to joining HealthWatch, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of Nationwide Credit, Inc., a receivables management company, from 1998 to 2000. From 1983 to 1998, Mr. Ridenour served in various financial management roles at American Security Group, a financial services company, Primerica Financial Services, Inc., a financial services company, and Southmark Corporation, a real estate service and development company.  Mr. Ridenour is also chief financial officer of Silver Falcon Mining, Inc. Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics , which was previously filed as Exhibit 14 to our Annual Report on Form 10-K filed July 17, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2011, the following officers and directors failed to file the following Forms , 4 or 5:

•

Pierre Quilliam, Allan Breitkreuz, Christian Quilliam, Denise Quilliam and Tom Ridenour failed to file a Form 4 or 5 with respect to common stock issued to them in December 2011.

•

Pierre Quilliam, Allan Breitkreuz, Christian Quilliam, Denise Quilliam and Tom Ridenour failed to file a Form 4 or 5 with respect to options issued to them in December 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last two fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $(1)	Bonus $(2)	Stock Awards $(3)	Option Awards $ (4)	All Other Compensation $(5)	Total $

Pierre Quilliam, Chairman and CEO	2011 2010	$125,000 125,000	$43,750 --	$230,750 -	$111,803 140,971	$11,850 -	$523,153 265,971

Allan Breitkreuz, Vice President and Director	2011 2010	97,500 50,000	34,125 --	24,750 -	111,803 93,981	11,850 -	280,028 143,981

Christian Quilliam, Chief Operating Officer and Director	2011 2010	97,500 32,500	34,125 --	155,750 -	111,803 93,981	11,850 -	411,028 126,481

Denise Quilliam, Secretary and Director	2011 2010	42,500 14,167	14,875 --	24,750 -	55,902 93,981	11,850 -	149,877 108,148

Thomas C. Ridenour, Chief Financial Officer and Director	2011 2010	97,500 56,875	34,125 --	155,750 --	111,803 93,981	11,850 -	411,028 150,856

(1)

The salary for each named executive is based on the amount of salary payable for 2011 under employment agreements dated January 1, 2011.  Pierre Quilliam, Denise Quilliam Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour received all of their salary and payroll taxes in multiple issuances of shares of Common Stock totaling 1,056,818, 479,091, 1,099,091, 0 and 1,585,849 shares, respectively.  The shares were valued at $34,875, $15,810, $36,270, $0 and $52,333, respectively, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.  The remaining compensation was paid on our behalf by Silver Falcon.

(2)

The bonus for each named executive was paid by the issuance of shares of restricted Common Stock in the following amounts:  Pierre Quilliam, 1,325,758 shares; Denise Quilliam, 450,758 shares; Thomas C. Ridenour, 1,034,091 shares; and Christian Quilliam, 1,034,091 shares.  All shares were valued at $0.033 per share, which was the market price on the date of issuance.  The amount reported for each executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

(3)

In 2011, the board approved stock grants of shares of Class A Common Stock for Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour of 6,992,424 shares, 750,000 shares, 4,719,697 shares, and 4,719,697 shares, respectively.  All shares were valued at $0.033 per share, which was the market price on the date of issuance.  The amount reported for each executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718. All shares were granted as deferred compensation subject to a one year vesting requirement.

(4)

The option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour consisted of 7,500,000, 3,750,000, 7,500,000, 7,500,000 and 7,500,000 options to purchase Common Stock, respectively.  The options have an exercise price of $0.033 per share, a ten year term, and are subject to a one year vesting period.  The amount reported is the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718

(5)

“All Other Compensation” includes 359,091 shares of Common Stock issued to each of Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour, respectively, for serving on the board of directors.  All shares were valued at $0.033 per share, which was the market price on the date of issuance.  The amount reported for each executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	3,000,000 -- --	-- 7,500,000* --	-- -- --	0.057 0.033 --	12/20/2020 12/30/2021 --	-- -- 6,992,424**	-- -- 279,697	-- -- --	-- -- --

Denise Quilliam	2,000,000 -- --	-- 3,750,000* --	-- -- --	0.057 0.033 --	12/20/2020 12/30/2021 --	-- -- 750,000**	-- -- 30,000	-- -- --	-- -- --

Christian Quilliam	2,000,000 -- --	-- 7,500,000* --	-- -- --	0.057 0.033 --	12/20/2020 12/30/2021 --	-- -- 4,719,697**	-- -- 188,788	-- -- --	-- -- --

Thomas C. Ridenour	2,000,000 -- --	-- 7,500,000* --	-- -- --	0.057 0.033 --	12/20/2020 12/30/2021 --	-- -- 4,719,697**	-- -- 188,788	-- -- --	-- -- --

Allan Breitkreuz	2,000,000 -- --	-- 7,500,000* --	-- -- --	0.057 0.033 --	12/20/2020 12/30/2021 --	-- -- --	-- -- --	-- -- --	-- -- --

*The options vest one year from the date of issuance, or on December 31, 2012.

** The stock grants vest one year from the date of issuance of the shares, or on December 3, 2012. The market value of the shares is based on a closing price of $0.04 per share on December 31, 2011.

Employment Agreements

Pierre Quilliam.  We entered into an employment agreement with Mr. Quilliam on January 1, 2012, which provides as follows:

•

Mr. Quilliam serves as our chief executive officer.

•

That Mr. Quilliam is entitled to a base salary of $244,000 per year;

•

The term of the agreement is one year (or until December 31, 2012), but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

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

Christian Quilliam.  We have entered into a one year employment agreement with Christian Quilliam dated January 1, 2012.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $169,000,  his title is Chief Operating Officer, and he is allowed to perform his services primarily from Ontario, Canada, subject to a requirement to make at least 12 trips per year to the Company’s operations in Idaho.

Thomas C. Ridenour.  We have entered into a one year employment agreement with Tom Ridenour dated January 1, 2012.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $169,000,  his title is Chief Financial Officer, and he is allowed to perform his services primarily from Atlanta, Georgia.

Allan Breitkeuz. We entered into a one year employment agreement with Allan Breitkreuz dated January 1, 2012.  The terms are identical to our employment agreement with Mr. Quilliam, except that his base salary is $86,000, his title is Vice President.

Director Compensation

The compensation of all of our directors is reported in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 22, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Pierre Quilliam (2) 2520 Manatee Avenue, West Bradenton, Florida 34205	86,743,234	31.4%

New Vision Financial, Ltd. Suite 13, Oliaji Trade Center Francis Rachel St. Victoria, Seychelles	46,019,133	16.8%

Thomas C. Ridenour (3) 100 North Point Center East Suite 530 Alpharetta, GA 30022	17,918,140	6.5%

Christian Quilliam (4) 5356 Vail Ct. Mississauga, Ontario Canada L5M 6G9	9,944,470	3.6%

Allan Breitkreuz (5) 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	6,071,753	2,2%

Denise Quilliam (6) 5709 Manatee Avenue West Bradenton, Florida 34209	4,918,940	1.8%

All Officers and Directors as a Group	125,596,537	44,2%

(1) Based upon 273,216,657 shares issued and outstanding as of March 22, 2012.

(2) Pierre Quilliam’s shares include 47,043,234 shares owned outright, an option to acquire 3,000,000 shares, 36,200,000 shares owned by Bisell Investments, Inc., a company of which Mr. Quilliam is a director and president, and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.  Mr. Quilliam’s shares do not include any shares owned by Denise Quilliam, who is his spouse. Mr. Quilliam’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

(3) Thomas C. Ridenour’s shares include 15,418,140 shares owned outright, an option to acquire 2,000,000 shares and 500,000 shares owned by Silver Falcon.  Mr. Ridenour is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Ridenour’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

(4) Christian Quilliam’s shares include 7,211,970 shares owned outright, 232,500 owned by Q-Prompt, a company he controls , an option to acquire 2,000,000 shares and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Quilliam’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

 (5)  Allan Breitkreuz’s shares include 3,571,753 shares owned outright, an option to acquire 2,000,000 shares and 500,000 shares owned by Silver Falcon.  Mr. Breitkreuz is an officer and director of Silver Falcon and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Breitkreuz’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

 (6) Denise Quilliam’s shares include 2,418,940 shares owned outright, an option to acquire 2,000,000 shares and 500,000 shares owned by Silver Falcon.  Ms. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Ms. Quilliam’s shares do not include any shares owned by Pierre Quilliam, who is her spouse. Ms. Quilliam’s ownership does not include 750,000 shares which he has the right to acquire under options that have not vested yet.

All of the officers and directors hold options to purchase shares of Common Stock, which are not included in their ownership amounts because the options are subject to a one year vesting requirement and are not currently exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
2010 Stock Option Plan	13,000,000	0.057	2,000,000

Equity compensation plans not approved by security holders
2010 Employee, Consultant and Advisor Stock Compensation Plan	2,083,333	0.057	12,916,667
2011 Stock Option Plan	37,500,000	0.033	2,500,000
2011 Employee, Consultant and Advisor Stock Compensation Plan	28,826,911	0.033	11,173,089
Total	81,410,244		28,589,756

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the refiner of ore produced from land.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to July 1, 2010.

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

Loan Transactions with Pierre Quilliam.

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

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2011, we were indebted to Silver Falcon in the amount of $473,249.  Most of the amount that we owed Silver Falcon is attributable to the value of shares of Class A Common Stock that Silver Falcon issued to our officers as payment of part of their salary for 2012.  As of December 31, 2010, Silver Falcon was indebted to us in the amount of $2,000.  In addition, Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was indebted to us in the amount of $2,650.

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

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the OTCQB.  Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2011 and 2010, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.  After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2010 and 2011:

Fee Category	Fiscal 2010 Fees	Fiscal 2011 Fees
Audit Fees	$ 15,000	$ 20,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 15,000	$ 20,000

Audit Fees consist of fees billed for professional services rendered for the audit of GoldLand Holdings Co’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Uniack in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Silver Falcon Mining, Inc.’s consolidated financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of GoldLand Holdings Co. as of December 31, 2010 and 2011, and for the years ended December 31, 2010 and 2011, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.3	Amendment to Amendment to Lease dated March 24, 2011 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)

10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.8*	Employment Agreement of Pierre Quilliam dated January 1, 2012
10.9*	Employment Agreement of Allan Breitkreuz dated January 1, 2012
10.10*	Employment Agreement of Christian Quilliam dated January 1, 2012
10.11*	Employment Agreement of Thomas Ridenour dated January 1, 2012
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDLAND HOLDINGS CO.

Dated: April 16, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Date: April 16, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 16, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 16, 2012	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: April 16, 2012	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: April 16, 2012	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director
Date: April 16, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT A

GOLDLAND HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GoldLand Holdings Co.

We have audited the accompanying balance sheet of GoldLand Holdings Co. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

April 2, 2012

GOLDLAND HOLDINGS CO.

BALANCE SHEET

DECEMBER 31, 2011 and 2010

ASSETS	2011	2010
Cash and cash equivalents	$ 276	$ 82,483
Due to related parties	-	6,000
Prepaid expenses	70,000	-
Other assets	3,000	3,000
Total current assets	73,276	91,483

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 433,276	$ 451,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 76,470	$ 50,820
Accrued compensation	-	1,470,209
Due to related party	452,799	-
Total liabilities (all current)	529,269	1,521,029

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 271,808,967 and 218,592,756 shares issued and outstanding at December 31, 2011 and 2010, respectively	27,181	21,859
Additional paid in capital	9,109,893	6,037,394
Accumulated deficit	(9,233,067)	(7,128,799)
Total stockholders' deficit	(95,993)	(1,069,546)

Total Liabilities and Stockholders' Deficit	$ 433,276	$ 451,483

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010

Revenues:	$ -	$ 250,802

Expenses:
Consulting fees	120,479	637,334
Stock compensation expense	1,962,924	889,416
General and administrative	20,865	60,477
Total expenses	2,104,268	1,587,227

Loss from operations	$ (2,104,268)	$ (1,336,425)

Interest expense	-	(27,621)

Net Loss	$ (2,104,268)	$ (1,364,046)

Net loss per common share - basic	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding - basic	241,454,960	196,649,027

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/09	182,851,595	-	$ 18,285	$ -	$ 4,291,111	$ (5,764,753)	$ (1,455,357)

Issuance of common stock for services	18,697,889	-	1,870		625,808		627,678
Issuance of common stock for rent	40,000		4		1,204		1,208
Issuance of common stock in repayment of notes payable	17,003,272		1,700		508,397		510,097
Options granted					610,874		610,874
Net loss						(1,364,046)	(1,364,046)
Balance at 12/31/10	218,592,756	-	$ 21,859	$ -	$ 6,037,394	(7,128,799)	$ (1,069,546)
Issuance of common stock for services	1,934,967	-	193		76,807		77,000
Issuance of common stock for rent	2,000,000		200		69,800		70,000
Issuance of common stock for accrued compensation	18,095,242		1,810		1,264,857		1,266,667
Issuance of common stock for compensation	31,186,002		3,119		1,102,019		1,105,138
Options granted					559,016		559,016
Net loss						(2,104,268)	(2,104,268)
Balance at 12/31/11	271,808,967	-	$ 27,181	$ -	$ 9,109,893	(9,233,067)	$ (95,993)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (2,104,268)	$ (1,364,046)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	77,000	627,678
Issuance of common stock for compensation	1,105,138	-
Issuance of common stock for rent	70,000	1,208
Compensation paid by related party	458,799	-
Options granted	559,016	610,874
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	25,650	(23,895)
Prepaid expenses	(70,000)	-
Accrued interest	-	27,621
Accrued payroll and payroll liabilities	(203,542)	278,542

Net cash (used in) operating activities	(82,207)	157,982

Cash flows from financing activities:
Repayments to related party	-	(75,499)
Net cash provided by financing activities	-	(75,499)

Net increase (decrease) in cash and cash equivalents	(82,207)	82,483
Cash and equivalents at beginning of period	82,483	-
Cash and equivalents at end of period	$ 276	$ 82,483

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued to repay note payable	$ -	$ 510,098
Shares issued for rent	$ 70,000	$ 1,208
Shares issued for services	$ 77,000	$ 627,678

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

(continued)

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

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

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties

Goodwill

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

Basic and Diluted Per Common Share

Basic earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because we have incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

Research and Development

The Company expenses research and development costs as incurred.

Significant Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption is prohibited). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

•

On November 12, 2010, New Vision converted all of the principal and accrued interest due under the above-described notes into 1,360,800 shares of our common stock, and there were no notes outstanding to New Vision at December 31, 2011 and December 31, 2010.

Loan Transactions with Pierre Quilliam.

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

•

On November 12, 2010, Mr. Quilliam converted all of the principal and accrued interest due under the above-described notes into 15,642,472 shares of our common stock, and there were no notes outstanding to Mr. Quilliam at December 31, 2011 and December 31, 2010.

NOTE 4 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2010 and 2011:

	December 31, 2010	December 31, 2011

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2010	December 31, 2011

Deferred tax assets	$2,744,588	$3,554,731

Less valuation allowance	(2,744,588)	(3,554,731)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2011, the Company had net operating loss carryforwards of approximately $9,233,067 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2031. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the refiner of ore produced from land.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012.

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

Loan Transactions with Pierre Quilliam.

From time to time we have borrowed funds from Pierre Quilliam, or chairman and chief executive officer.  See Note 3.

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2011, we were indebted to Silver Falcon in the amount of $473,249.  As of December 31, 2010, Silver Falcon was indebted to us in the amount of $2,000.  In addition, Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was indebted to us in the amount of $2,650.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On January 1, 2012, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $244,000 per year.

On January 1, 2012, we entered into an employment agreement with Christian Quilliam under which we agreed to pay Mr. Quilliam $169,000 per year.

On January 1, 2012, we entered into an employment agreement with Thomas C. Ridenour under which we agreed to pay Mr. Ridenour $169,000 per year.

On January 1, 2012, we entered into an employment agreement with Allen Breitkreuz under which we agreed to pay Mr. Breitkreuz $86,000 per year.

NOTE 7 - CAPITAL STOCK

At December 31, 2011, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 271,808,967 shares of Common Stock, and no shares of Preferred Stock.

2010 Transactions:  During the year ended December 31, 2010, the Company issued shares of Common Stock in the following transactions:

•

18,697,889 shares of Common Stock for consulting services valued at $627,678.

•

40,000 shares of Common Stock for rent valued at $1,208.

•

17,003,272 shares of Common Stock in conversion of notes payable valued at $510,098

2011 Transactions:  During the year ended December 31, 2011, the Company issued shares of Common Stock in the following transactions:

•

1,934,967 shares of Common Stock for consulting services valued at $77,000.

•

2,000,000 shares of Common Stock for rent valued at $70,000.

•

18,095,242 shares of Common Stock for Accrued compensation valued at $1,266,667.

•

31,186,002 shares of Common Stock for Accrued compensation valued at $1,105,138.

As of December 31, 2011, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed in Note 8.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2010 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2010	13,000,000	$0.057
Granted	37,500,000	$0.033
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2010	50,500,000	$0.039

All warrants were issued on December 30, 2011, expire on December 30, 2021, have an exercise price of $0.033, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2011, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.038
Risk-free interest rate at grant date	0.60%
Expected stock price volatility	45%
Expected dividend payout	0%
Expected option life (in years)	4 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2011 was $559,016.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($1,364,046) and ($2,104,268) for the twelve months ended December 31, 2010 and 2011, respectively.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2012, we have issued 1,407,690 shares of common stock valued at $49,000 for consulting services.