Form 10-K/A
period 2011-12-31
GoldLand Holdings Corp.
filed 2012-05-03
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANTORY NOTE

This Amendment No. 1 to Goldland Holdings, Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is being filed to correct certain information in Item 1 regarding certain mining claims owned by registrant, and to reflect the filing of new certifications by the officers of the registrant in Item 15.

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

PART I

ITEM 1. BUSINESS.

Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004 our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our Certificate of Incorporation was amended and restated, pursuant to which our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

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

Since Silver Falcon leased our properties, it has expended substantial funds to develop mining operations and improve the property.  In 2009 and 2010, it constructed a milling facility on land it purchased at the base of the mountain, and began processing tailings at the mill in May 2010.  In 2011, it began construction of a metallurgical assay lab at the same site to process concentrate produced in its milling operation, which it expects to complete in mid-2012.  It also plans to begin construction of a closed circuit cyanide leaching and a bullion dore production facility on its mill site in the Fall of 2012 or 2013, after it has obtained the proper permits, in order to improve the yields from the tailings that it processes.

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

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 60 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel currently is by four wheel drive vehicle, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access to the Sinker Tunnel and top of War Eagle Mountain:

Our property on War Eagle Mountain is a combination of owned land and mining claims.  We own an undivided 29.167% fee title interest on seven patented properties, and fifteen unpatented lode mining claims, which we lease to Silver Falcon under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a refiner of ore produced from land.  Our owned land and mining claims are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	0.98
Illinois Central Lode Claim	29.167%	Patented claim	2.08
South Poorman Lode Claim	29.167%	Patented claim	17.06
Jackson Lode Claim	29.167%	Patented claim	10.33
Oso Lode Claim	29.167%	Patented claim	20.41
Western Horn #3	100%	Unpatented Lode Claim	19.5
Western Horn #4	100%	Unpatented Lode Claim	20
Western Horn #5	100%	Unpatented Lode Claim	20
Western Horn #6	100%	Unpatented Lode Claim	20
Western Horn #7	100%	Unpatented Lode Claim	20
Western Horn #8	100%	Unpatented Lode Claim	13.5
Western Horn #9	100%	Unpatented Lode Claim	20
Western Horn #10	100%	Unpatented Lode Claim	20
Western Horn #11	100%	Unpatented Lode Claim	20
Western Horn #12	100%	Unpatented Lode Claim	20
Western Horn #13	100%	Unpatented Lode Claim	20
Western Horn #14	100%	Unpatented Lode Claim	20
Diamond Creek #5	100%	Unpatented Lode Claim	20
Diamond Creek #6	100%	Unpatented Lode Claim	20
Diamond Creek #8	100%	Unpatented Lode Claim	9.85

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by federal government, but which the claimant has a right to possession to extract minerals, provided the land is open to mineral entry.

There are two main types of mining claims, lode claims and placer claims.  Lode claims cover classic veins or lodes having well-defined boundaries. They also include other rock in-place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume but low-grade disseminated metallic deposits. Lode claims are usually described as parallelograms with the longer side lines parallel to the vein or lode. Descriptions are by metes and bounds surveys (giving length and direction of each boundary line). Federal law limits their size to a maximum of 1,500 feet in length along the vein or lodge. Their width is a maximum of 600 feet, 300 feet on either side of the centerline of the vein or lode. The end lines of the lode claim must be parallel to qualify for underground extralateral rights. Extralateral rights involve the rights to minerals that extend at depth beyond the vertical boundaries of the claim.

Placer claims include all deposits not subject to lode claims. Traditionally, these include only deposits of unconsolidated materials, such as sand and gravel, containing free gold or other minerals. Placer claims, where practicable, are located by legal subdivision of land. The maximum size of a placer claim is 20 acres.

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

In 2010, as a result of a survey of portions of War Eagle Mountain, we allowed our Unpatented Placer Claims to lapse, and reapplied for new Unpatented Lode Claims covering the same veins.  The new Unpatented Lode Claims cover more acreage and are better oriented in the direction of the three veins in the mountain.  The Unpatented Placer Claims previously known as Great Western #1 through 4, and Cape Horn #1 are now known as Western Horn #7 through 14, which are Unpatented Lode Claims.  The Unpatented Placer Claims previously known as Goldland #25 and 26 are now known as Western Horn #3 through 6, which are Unpatented Lode Claims. The Unpatented Placer Claims previously known as Goldland #13 through 15 are now known as Diamond Creek #5, 6 and 8, which are Unpatented Lode Claims. The new Unpatented Lode Claims were originally titled in Silver Falcon’s name erroneously, but will be transferred formally to the Company.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.3	Amendment to Amendment to Lease dated March 24, 2011 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.8	Employment Agreement of Pierre Quilliam dated January 1, 2012 (incorporated by reference to the Annual Report on Form 10-K filed April 16, 2012)
10.9	Employment Agreement of Allan Breitkreuz dated January 1, 2012 (incorporated by reference to the Annual Report on Form 10-K filed April 16, 2012)
10.10	Employment Agreement of Christian Quilliam dated January 1, 2012 (incorporated by reference to the Annual Report on Form 10-K filed April 16, 2012)
10.11	Employment Agreement of Thomas Ridenour dated January 1, 2012 (incorporated by reference to the Annual Report on Form 10-K filed April 16, 2012)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21	Subsidiaries of Registrant (incorporated by reference to the Annual Report on Form 10-K filed April 16, 2012)

23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDLAND HOLDINGS CO.
Dated: May 2, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Date: May 2, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: May 2, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: May 2, 2012	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: May 2, 2012	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: May 2, 2012	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director
Date: May 2, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)