Form 10-Q
period 2012-03-31
GoldLand Holdings Corp.
filed 2012-05-15
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]  Yes  [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ];Non-accelerated filer [  ]; Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 273,493,172 shares as of May 8, 2012.

GOLDLAND HOLDINGS, CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

13

Item 4.  Controls and Procedures.

13

PART II.  OTHER INFORMATION.

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors.

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults upon Senior Securities.

14

Item  4.Mine Safety Disclosures

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

14

SIGNATURES

15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	March 31, 2012 (unaudited)	December 31, 2011 (audited)
Cash and cash equivalents	$ 146	$ 276
Prepaid expenses	1,216,765	70,000
Other assets	3,000	3,000
Total current assets	1,219,911	73,276

Mining Properties	360,000	360,000

Total Assets	$ 1,579,911	$ 433,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 69,004	$ 76,470
Due to related parties	1,756,426	452,799
Total current liabilities (all current)	1,825,430	529,269

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 273,341,657 and 271,808,967 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	27,334	27,181
Additional paid in capital	9,162,240	9,109,893
Accumulated deficit	(9,435,093)	(9,233,067)
Total stockholders' deficit	(245,519)	(95,993)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,579,911	$ 433,276

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenues:	$ 250,000	$ -

Expenses:
Consulting fees	62,406	24,656
Compensation expense	383,714	150,500
General and administrative	5,906	2,039
Total expenses	452,026	177,195

Loss from operations	(202,026)	(177,195)

Interest expense	-	-

Net Loss	$ (202,026)	$ (177,195)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	273,161,404	238,573,285

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (202,026)	$ (177,195)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	52,500	10,500
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(7,466)	(8,515)
Accrued payroll and payroll liabilities	-	115,000
Prepaid expenses	(1,146,765)	35,500
Due to related party	1,303,627	-
Net cash provided by (used in) operating activities	(130)	(24,710)

Net increase (decrease) in cash and cash equivalents	(130)	(24,710)
Cash and equivalents at beginning of period	276	82,483
Cash and equivalents at end of period	$ 146	$ 57,773

	2012	2011
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 52,500	$ 10,500
Shares issued for compensation	$ -	$ 142,000

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/11	271,808,967	-	$ 27,181	$ -	$ 9,109,893	$ (9,233,067)	$ (95,993)

Shares issued for services	1,532,690		153		52,347		52,500
Net loss						(202,026)	(202,026)
Balance at 03/31/12	273,341,657	-	$ 27,334	$ -	$ 9,162,240	$ (9,435,093)	$ (245,519)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2012, the amount due to Silver Falcon Mining, Inc. was $1,770,876, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $2,850 and the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $800.  The amounts are non-interest bearing, unsecured demand loans.

During the three months ended March 31, 2012, Silver Falcon Mining, Inc. issued 43,852,978 shares of its Class A Common Stock valued at $1,534,854 to various officers of Goldland (who are also Silver Falcon Mining, Inc. officers) to pay compensation owed to them by Goldland for the year 2012.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

We are obligated under employment agreements with our officers to make total salary payments of $668,000 per year.

NOTE 5 - CAPITAL STOCK

At March 31, 2012, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 273,341,657 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended March 31, 2012, the Company issued shares of Common Stock in the following transactions:

•

1,532,690 shares of Common Stock were issued for consulting services valued at $52,500.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($202,026) for the three months ended March 31, 2012.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 8 – PREPAID EXPENSES

During the three months ended March 31, 2012, Silver Falcon Mining issued 43,852,978 shares of its Class A Common Stock valued at $1,534,854 to various officers of Goldland (who are also Silver Falcon Mining, Inc.officers) to pay compensation owed to them by Goldland for the year 2012.  We capitalized these payments as a prepaid expense, and amortized the amounts over the twelve months of 2012.

NOTE 9 – SUBSEQUENT EVENTS

During April 2012, we issued shares of Class A Common Stock in the following transactions:

•

151,515 shares of Common Stock were issued for consulting services valued at $3,500.

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

Results of Operations

Three Months ended March 31, 2012 and 2011

We reported revenues of $250,000 and zero during the three months ended March 31, 2012 and 2011, respectively.

We reported losses from operations during the three months ended March 31, 2012 and 2011 of ($202,026) and ($177,195), respectively.  The increased operating loss in 2012 as compared to 2011 was largely attributable to an increase in compensation expense resulting from the increase in accruals of compensation and by an increase in consulting fees of $37,750.

We reported a net loss during the three months ended March 31, 2012 and 2011 of ($202,026) and ($177,195), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last three months ended March 31, 2011 and 2012:

Three months ended March 31,
	2011	2012
Net cash provided by (used) in operating activities	$ (24,710)	$ (130)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (24,710)	$ (130)

Comparison of 2011 and 2012

Operating activities (used) contributed $(24,710) of cash in 2011, as compared to $(130) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2011 were accrued payroll of $115,000 and prepaid expenses of $35,500.

Major non-cash items that affected our cash flow from operations in 2012 were prepaid expenses of $(1,146,765) and $1,303,627 borrowed from a related party.

There were no investing or financing activities in either 2011 or 2012.

Current Liquidity

Our balance sheet as of March 31, 2012 reflects cash and current assets of $1,219,911, current liabilities of $1,825,430, and a working capital deficit of ($605,519).  However, most of our current liabilities consist of balances due to related parties.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($202,026) for the three months ended March 31, 2012.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, the Company issued shares of Common Stock in the following unregistered transactions:

•

1,532,690 shares of Common Stock were issued for consulting services valued at $52,500.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS, CO.
Date: May 15, 2012	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 15, 2012	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

15