Form 10-Q
period 2012-06-30
GoldLand Holdings Corp.
filed 2012-08-14
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  [ ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 275,971,191 shares as of July 6, 2012.

GOLDLAND HOLDINGS, CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

15

Item 4.  Controls and Procedures.

15

PART II.  OTHER INFORMATION.

15

Item 1.  Legal Proceedings.

15

Item 1A.  Risk Factors.

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item 4. Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits.

16

SIGNATURES

17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Cash and cash equivalents	$ 87	$ 276
Prepaid expenses	828,676	70,000
Other assets	3,000	3,000
Total current assets	831,763	73,276

Mining Properties	360,000	360,000

Total Assets	$ 1,191,763	$ 433,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 71,278	$ 76,470
Due to related parties	1,508,026	452,799
Total current liabilities (all current)	1,579,304	529,269

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 275,971,191 and 271,808,967 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	27,597	27,181
Additional paid in capital	9,202,477	9,109,893
Accumulated deficit	(9,617,615)	(9,233,067)
Total stockholders' deficit	(387,541)	(95,993)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,191,763	$ 433,276

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenues:	$ 500,000	$ -

Expenses:
Consulting fees	106,305	42,350
Compensation expense	767,428	301,000
General and administrative	10,815	3,539
Total expenses	884,548	346,889

Loss from operations	(384,548)	(346,889)

Interest expense	-	-

Net Loss	$ (384,548)	$ (346,889)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	273,868,251	238,770,050

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenues:	$ 250,000	$ -

Expenses:
Consulting fees	43,899	17,694
Compensation expense	383,714	150,500
General and administrative	4,909	1,500
Total expenses	432,522	169,694

Loss from operations	(182,522)	(169,694)

Interest expense	-	-

Net Loss	$ (182,522)	$ (169,694)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	274,580,949	238,964,034

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (384,548)	$ (346,889)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	93,000	21,000
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(5,192)	(6,304)
Accrued payroll and payroll liabilities	-	230,000
Prepaid expenses	(758,676)	71,000
Due to related party	1,055,227	(50,000)
Net cash provided by (used in) operating activities	(189)	(81,193)

Net increase (decrease) in cash and cash equivalents	(189)	(81,193)
Cash and equivalents at beginning of period	276	82,483
Cash and equivalents at end of period	$ 87	$ 1,290

	2012	2011
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 93,000	$ 21,000
Shares issued for compensation	$ -	$ 142,000

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/11	271,808,967	-	$ 27,181	$ -	$ 9,109,893	$ (9,233,067)	$ (95,993)

Shares issued for services	4,162,224	-	416	-	92,584	-	93,000
Net loss	-	-	-	-	-	(384,548)	(384,548)
Balance at 06/30/12	275,971,191	-	$ 27,597	$ -	$ 9,202,477	$ (9,617,615)	$ (387,541)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2012, the amount due to Silver Falcon Mining, Inc. was $1,505,226, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $2,850, the amount due to Pierre Quilliam was $750,  and the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $800.  The amounts are non-interest bearing, unsecured demand loans.

In January  2012, Silver Falcon Mining, Inc. issued 43,852,978 shares of its Class A Common Stock valued at $1,534,854 to various officers of Goldland (who are also Silver Falcon Mining, Inc. officers) to pay compensation owed to them by Goldland for the year 2012.  The value of the shares issued by Silver Falcon Mining, Inc. was recorded as an amount due to Silver Falcon Mining, Inc.

Silver Falcon Mining, Inc. is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon Mining, Inc. has, since January 1, 2012, satisfied its rental obligation by reductions in the amount it is owed from Goldland.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

We are obligated under employment agreements with our officers to make total salary payments of $668,000 per year.

We are defendants in a lawsuit filed by the trustee in bankruptcy for a former consultant, which seeks payment of a $150,000 bonus that was payable in the form of 150,000 shares of common stock, and $60,900 of unpaid consulting fees and travel expense allowances. We terminated the consultant in December 2009 for nonperformance. We contend that no payment is due, and are defending the lawsuit vigorously.

NOTE 5 - CAPITAL STOCK

At June 30, 2012, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 275,971,191 shares of Common Stock, and no shares of Preferred Stock.

During the six months ended June 30, 2012, the Company issued shares of Common Stock in the following transactions:

• 4,162,224 shares of Common Stock were issued for consulting services valued at $93,000.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($384,548) for the six months ended June 30, 2012.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 7 – PREPAID EXPENSES

In January  2012, Silver Falcon Mining issued 43,852,978 shares of its Class A Common Stock valued at $1,534,854 to various officers of Goldland (who are also Silver Falcon Mining, Inc. officers) to pay compensation owed to them by Goldland for the year 2012.  We capitalized these payments as a prepaid expense, and amortized the amounts over the twelve months of 2012.

NOTE 8 – SUBSEQUENT EVENTS

None

11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Results of Operations

Six Months ended June 30, 2012 and 2011

We reported revenues of $500,000 and $0 during the six months ended June 30, 2012 and 2011, respectively.

We reported losses from operations during the six months ended June 30, 2012 and 2011 of ($384,548) and ($346,889), respectively.  The increased operating loss in 2012 as compared to 2011 was largely attributable to an increase in compensation expense and by an increase in consulting fees of $63,955, offset by an increase in revenues of $500,000.

We reported a net loss during the six months ended June 30, 2012 and 2011 of ($384,548) and ($346,889), respectively.

Three Months ended June 30, 2012 and 2011

We reported revenues of $250,000 and $0 during the three months ended June 30, 2012 and 2011, respectively.

We reported losses from operations during the three months ended June 30, 2012 and 2011 of ($182,522) and ($169,694), respectively.  The increased operating loss in 2012 as compared to 2011 was largely attributable to an increase in compensation expense and by an increase in consulting fees of $26,205, offset by an increase in revenues of $250,000.

We reported a net loss during the three months ended June 30, 2012 and 2011 of ($182,522) and ($169,694), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2011 and 2012:

Six months ended June 30,
	2011	2012
Net cash provided by (used) in operating activities	$ (81,193)	$ (189)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (81,193)	$ (189)

Comparison of 2011 and 2012

Operating activities (used) contributed ($81,193) of cash in 2011, as compared to ($189) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2011 were increases in accrued payroll of $230,000 and prepaid expenses of $71,000.

Major non-cash items that affected our cash flow from operations in 2012 were an increase in prepaid expenses of ($758,676) and an increase in advances payable to a related party of $1,055,227.

There were no investing or financing activities in either 2011 or 2012.

Current Liquidity

Our balance sheet as of June 30, 2012 reflects cash and current assets of $831,763, current liabilities of $1,579,304, and a working capital deficit of ($747,541).  However, most of our current liabilities consist of balances due to related parties.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.   Effective October 1, 2010, we agreed to allow Silver Falcon to defer lease payments until January 1, 2012.

Effective January 1, 2012, the monthly lease payments commenced using the outstanding balance due Silver Falcon as payment.  Therefore, we are not currently receiving cash payments.

Until we begin receiving cash payments from Silver Falcon, we will be dependent on the deferral of salaries by our management, the issuance of shares of our common stock for services, and on loans from Silver Falcon, our officers and a significant shareholder to pay other administrative expenses.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($384,548) for the six months ended June 30, 2012.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against the Company to recover amounts due under a consulting agreement dated July 1, 2009. The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by the Company on War Eagle Mountain. The consulting agreement provided that Mr. Corrigan's compensation would be a bonus of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month. The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. The Company terminated Mr. Corrigan on December 8, 2009 for nonperformance. In 2011, Mr. Corrigan's case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan's bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney's fees. In addition, Mr. Corrigan filed liens against the lode claims for $29,100 of the amount claimed by Mr. Corrigan, and the amended complaint seeks foreclosure of those liens. The Company believes that Mr. Corrigan was not entitled to any additional payment under the consulting agreement and is defending the case vigorously.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2012, the Company issued shares of Common Stock in the following unregistered transactions:

•

4,162,224 shares of Common Stock were issued for consulting services valued at $93,000.

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

GOLDLAND HOLDINGS, CO.
Date: August 13, 2012	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 13, 2012	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

17