Form 10-Q
period 2012-09-30
GoldLand Holdings Corp.
filed 2012-11-14
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 276,573,740 shares as of October 23, 2012.

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

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4. Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits.

16

SIGNATURES

17

2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS, CO.

BALANCE SHEET

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS	September 30, 2012 (unaudited)	December 31, 2011 (audited)
Cash and cash equivalents	$ 525	$ 276
Prepaid expenses	440,587	70,000
Other assets	3,000	3,000
Total current assets	444,112	73,276

Mining Properties	360,000	360,000

Total Assets	$ 804,112	$ 433,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 57,128	$ 76,470
Due to related parties	1,279,026	452,799
Total current liabilities (all current)	1,336,154	529,269

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 276,573,740 and 271,808,967 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	27,657	27,181
Additional paid in capital	9,212,917	9,109,893
Accumulated deficit	(9,772,616)	(9,233,067)
Total stockholders' deficit	(532,042)	(95,993)

Total Liabilities and Stockholders' Equity (Deficit)	$ 804,112	$ 433,276

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenues:	$ 750,000	$ -

Expenses:
Consulting fees	121,291	62,192
Compensation expense	1,151,142	451,500
General and administrative	17,116	13,121
Total expenses	1,289,549	526,813

Loss from operations	(539,549)	(526,813)

Interest expense	-	-

Net Loss	$ (539,549)	$ (526,813)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	274,697,227	238,929,663

See accompanying notes to financial statements

GOLDLAND HOLDINGS, CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenues:	$ 250,000	$ -

Expenses:
Consulting fees	14,986	19,842
Compensation expense	383,714	150,500
General and administrative	6,301	9,582
Total expenses	405,001	179,924

Loss from operations	(155,001)	(179,924)

Interest expense	-	-

Net Loss	$ (155,001)	$ (179,924)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	276,332,070	239,243,918

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (539,549)	$ (526,813)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	103,500	31,500
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(19,342)	8,780
Accrued payroll and payroll liabilities	-	345,000
Prepaid expenses	(370,587)	106,500
Due to related party	826,227	(47,450)
Net cash provided by (used in) operating activities	249	(82,483)

Net increase (decrease) in cash and cash equivalents	249	(82,483)
Cash and equivalents at beginning of period	276	82,483
Cash and equivalents at end of period	$ 525	$ -

	2012	2011
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 103,500	$ 31,500
Shares issued for compensation	$ -	$ 142,000

See accompanying notes to financial statements.

6

GOLDLAND HOLDINGS, CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/11	271,808,967	-	$ 27,181	$ -	$ 9,109,893	$ (9,233,067)	$ (95,993)

Shares issued for services	4,764,773	-	476	-	103,024	-	103,500
Net loss	-	-	-	-	-	(539,549)	(539,549)
Balance at 09/30/12	276,573,740	-	$ 27,657	$ -	$ 9,212,917	$ (9,772,616)	$ (532,042)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS, CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

8

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2012, the amount due to Silver Falcon Mining, Inc. was $1,293,476, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $4,250, the amount due to Pierre Quilliam was $750,  and the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon Mining, Inc., was $800.  The amounts are non-interest bearing, unsecured demand loans.

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

NOTE 5 - CAPITAL STOCK

At September 30, 2012, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 276,573,740 shares of Common Stock, and no shares of Preferred Stock.

During the nine months ended September 30, 2012, the Company issued shares of Common Stock in the following transactions:

•

4,764,773 shares of Common Stock were issued for consulting services valued at $103,500.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($539,549) for the nine months ended September 30, 2012.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also lease five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.  Subsequently, as a result of a survey of portions of War Eagle Mountain, we allowed our unpatented placer claims to lapse and reapplied for new unpatented lode claims covering the same veins.  The new unpatented lode claims cover more acreage and are better oriented in the direction of the three veins in the mountain.  The new unpatented lode claims cover 282.85 acres, as compared to 103 acres covered by the unpatented places claims that they replaced.

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from our properties.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012, and extended the lease term by an equal amount each time.   The lease currently expires on October 1, 2026.

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

Results of Operations

Nine Months ended September 30, 2012 and 2011

We reported revenues of $750,000 and $0 during the nine months ended September 30, 2012 and 2011, respectively.

We reported losses from operations during the nine months ended September 30, 2012 and 2011 of ($539,549) and ($526,813), respectively.  The increased operating loss in 2012 as compared to 2011 was largely attributable to an increase in compensation expense of $699,642 and by an increase in consulting fees of $59,099, offset by an increase in revenues of $750,000.

We reported a net loss during the nine months ended September 30, 2012 and 2011 of ($539,549) and ($526,813), respectively.

Three Months ended September 30, 2012 and 2011

We reported revenues of $250,000 and $0 during the three months ended September30, 2012 and 2011, respectively.

We reported losses from operations during the three months ended September 30, 2012 and 2011 of ($155,001) and ($179,924), respectively.  The increased operating loss in 2012 as compared to 2011 was largely attributable to an increase in compensation expense of $233,214, offset by an increase in revenues of $250,000.

We reported a net loss during the three months ended September 30, 2012 and 2011 of ($155,001) and ($179,924), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2011 and 2012:

Nine months ended September 30,
	2011	2012
Net cash provided by (used) in operating activities	$ (82,483)	$ 249
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (82,483)	$ 249

Comparison of 2011 and 2012

Operating activities (used) contributed ($82,483) of cash in 2011, as compared to $249 of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2011 were increases in accrued payroll of $345,000 and prepaid expenses of $106,500.

Major non-cash items that affected our cash flow from operations in 2012 were an increase in prepaid expenses of ($370,587) and an increase in advances payable to a related party of $826,227.

There were no investing or financing activities in either 2011 or 2012.

Current Liquidity

Our balance sheet as of September 30, 2012 reflects cash and current assets of $444,112, current liabilities of $1,336,154, and a working capital deficit of ($892,042).  However, most of our current liabilities consist of balances due to related parties.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from our property on War Eagle Mountain.

Effective January 1, 2012, Silver Falcon Mining, Inc. resumed making the monthly lease payments due under our lease with Silver Falcon Mining, Inc.; however, the lease payments are being satisfied by crediting the payment amount against the amount that we owe Silver Falcon Mining, Inc., rather than by cash payments.

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

14

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($539,549) for the nine months ended September 30, 2012.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against the Company to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by the Company on War Eagle Mountain.  The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. The Company terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees. In addition, Mr. Corrigan filed liens against the lode claims for $29,100 of the amount claimed by Mr. Corrigan, and the amended complaint seeks foreclosure of those liens. The Company believes that Mr. Corrigan was not entitled to any additional payment under the consulting agreement and is defending the case vigorously.

15

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

GOLDLAND HOLDINGS, CO.
Date: November 14, 2012	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2012	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

17