Form 10-K
period 2012-12-31
GoldLand Holdings Corp.
filed 2013-04-16
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,303,432, based upon a market price of $0.0174 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 398,094,365 as of March 28, 2012.

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

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covered approximately 20 acres, or approximately 100 acres in total. Subsequently, as a result of a survey we allowed our original claims to lapse, and reapplied for new lode claims that are better oriented in the direction of the three veins in the mountain. As a result, we now own 15 unpatented lode claims covering 282.85 acres.

On October 11, 2007, we leased the mining operations on our properties and claims to Silver Falcon Mining, Inc.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease, as amended, provides that lease payments must commence January 1, 2012.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

Since Silver Falcon leased our properties, it has expended substantial funds to develop mining operations and improve the property.  In 2009 and 2010, it constructed a milling facility on land it purchased at the base of the mountain, and began processing tailings at the mill in May 2010.  In 2011, it began construction of a metallurgical assay lab at the same site to process concentrate produced in its milling operation, which it expects to complete in mid-2013.  It also plans to begin construction of a closed circuit cyanide leaching and a bullion dore production facility on its mill site in the Fall of 2013, in order to improve the yields from the tailings that it processes.

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

Our property on War Eagle Mountain is a combination of owned land and mining claims.  We own an undivided 29.167% fee title interest on seven patented properties, and fifteen unpatented lode mining claims, which we lease to Silver Falcon under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  Our owned land and mining claims are listed below:

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

Markets and Major Customers

We have leased all of our mining properties to Silver Falcon, which is thus our only customer for minerals mined from our property.  Silver Falcon’s original plan was to process the ore it mines into concentrate and then contract with a refinery to refine the concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, its current plan is to construct its own smelting operation to convert its concentrate into dore bars, and then ship the dore bars to a refinery for final processing.  Silver Falcon believes that operating its own smelting operation will allow it to control the processing of its minerals better, including the ability to more precisely assay its production before it is shipped to a third party for final processing.  Under our lease agreement with Silver Falcon, we are entitled to receive a royalty of 15% of any amounts Silver Falcon receives from the refinery from ore produced from tailing piles on the premises or through shafts or adits located on the premises.

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

Employees and Consultants

At March 28, 2013, we had five employees.

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

Silver Falcon commenced milling operations in May 2010, but will not begin receiving significant revenues until it completes a closed circuit cyanide leaching and a bullion dore production facility for operation in 2013.  Silver Falcon also needs to complete a leaching facility to improve the yields from its ore.  It is not expected to begin the leaching facility until the Fall of 2013.  Silver Falcon still needs to raise substantial capital before it can commence mining raw ore from our properties, and will not be able to optimize its revenues until it has raised that capital.  Since 2012, Silver Falcon has issued shares of its Class A Common Stock to our employees to pay their compensation, which is our biggest expense. The value of those shares were applied against lease payments that Silver Falcon owed us starting in January 2012.

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

Silver Falcon And We Have No Operating History as a Mining Company, Which May Hinder Silver Falcon’s Ability To Make Lease And Royalty Payments To Us.

We do not have any operating history as a mining company upon which to base an evaluation of our current business and future prospects. We have only owned mining properties since our acquisition of properties on War Eagle Mountain in September 2007.  Silver Falcon has only a limited operating history as a mining company.  Silver Falcon first entered the mining industry when it leased our properties on War Eagle Mountain in October 2007.

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

Silver Falcon has Substantial Indebtedness and Capital Needs That Require That It Raise Capital.

As of December 31, 2012, Silver Falcon had current assets of $3,445,040, current liabilities of $4,104,402, and a working capital deficit of ($659,362).  It had substantial accounts payable to third parties and notes that are payable in less than one year, some of which were in default for failure to make periodic interest payments.   As discussed elsewhere, Silver Falcon also has substantial capital needs to complete its leaching facility and metallurgical lab, complete its survey of War Eagle Mountain and for working capital.  Silver Falcon is currently unable to pay its liabilities in the normal course of business from cash flow from its mining operations.  If Silver Falcon is unable to raise substantial new capital, it may be forced to terminate operations or sell out to a larger company, which would jeopardize its ability to make lease payments to us.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Many of our mining properties in the United States are unpatented mining claims located on lands administered by the U.S. Bureau of Land Management (“BLM”), Idaho State Office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We also are generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Prior to 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1994, through federal legislation restricting the BLM from accepting any new mineral patent applications. If we do not obtain fee title to our unpatented mining claims, we can provide no assurance that we will be able to obtain compensation in connection with the forfeiture of such claims.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing production, exploration and development programs.

Legislation has been proposed that could, if enacted, significantly affect the cost of our operations on our unpatented mining claims.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. A majority of our mining claims are on unpatented claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of our unpatented mining claims and the economics of our existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Our board of directors retains the discretion to change this policy.

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

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Quilliam estimates that he spends about 100% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us.  Mr. Breitkreuz estimates that he spends about 25% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Ridenour estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. Mr. Christian Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Silver Falcon and us. The fact that Messrs. Quilliam, Ridenour and Breitkreuz have outside business interests could lessen their focus on our business.

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

We Have Substantial Commitments That May Require That We Raise Capital.

As of December 31, 2012, we had current assets of $55,498, current liabilities of $1,239,352, and a working capital deficit of ($1,183,854).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as amounts due related parties of $1,168,882.  However, we have $70,470 of accounts payable to third parties.  Our officers also have agreed to receive their salary in the form of restricted Rule 144 shares of Class A Common Stock of Silver Falcon.  If our officers do not agree to receive Silver Falcon stock in payment of their salaries, and Silver Falcon is unable to make lease payments in cash, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Our Directors currently control us by virtue of their control of the majority of our Common Stock. As of March 15, 2013, our Directors combined control 180,231,725 shares of Common Stock, which is 45.3% of the outstanding Common Stock, which is likely sufficient to control the outcome of any shareholder vote.

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

ITEM 3. LEGAL PROCEEDINGS.

 In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain.  The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees. We believe that Mr. Corrigan was not entitled to any additional payment under the consulting agreement and are defending the case vigorously.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2009, our common stock began to trade on the Over The Counter Bulletin Board under the symbol “GHDC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter	0.04	0.03	0.11	0.04
Second Quarter	0.02	0.01	0.08	0.03
Third Quarter	0.02	0.01	0.07	0.03
Fourth Quarter	0.03	0.01	0.05	0.03

There were 108 shareholders of record of the common stock as of December 31, 2012. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2012 or 2011.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we issued the following shares of common stock in unregistered transactions:

•

We issued a total of 1,368,535 shares to a third party for consulting services;

•

We issued 39,462,329 shares to New Vision Financial, Ltd. in settlement of a conversion of notes payable previously converted by the recipient.

All shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, we did not purchase any shares of our common stock.

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

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.  Subsequently, as a result of a survey we allowed our original claims to lapse, and reapplied for new lode claims that are better oriented in the direction of the three veins in the mountain. As a result, we now own 15 unpatented lode claims covering 282.85 acres.

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon was unable to commence operations according to its original schedule, we agreed to extend the commencement date several times, to January 1, 2012, and extended the lease term by an equal amount each time.  The lease as extended expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.

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

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including primarily Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

Results of Operations

Fiscal Years ended December 31, 2012 and 2011

We are in the exploration stage but have generated revenues of $1,000,000 in the year ended December 31, 2012 and no revenues in the year ended December 31, 2011 as a result of the extension of the commencement date of the lease between Silver Falcon and us.  Revenues in 2012 consisted of lease payments of $1,000,000 from Silver Falcon.

We reported losses from operations during the years ended December 31, 2012 and 2011 of ($1,273,678) and ($2,104,268), respectively, a decrease of $830,590.  The decreased operating loss in 2012 as compared to 2011 was largely attributable to increased revenue offset by an increase in consulting fees of $84,401 and compensation expense of $82,113.  Compensation expense increased as a result of compensation expense related to stock option grants of $387,057 and the addition of employee compensation paid in shares of common stock.

We reported a net loss during the years ended December 31, 2012 and 2011 of ($2,220,774) and ($2,104,268), respectively.  The increased net loss in 2012 as compared to 2011 was largely attributable to a one-time debt conversion expense in 2012 of $947,096, offset by a lower loss from operations.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the twelve months ended December 31, 2012 and 2011:

Fiscal Year ended December 31,
	2012	2011
Net cash provided by (used) in operating activities	$ (276)	$ (82,207)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (276)	$ (82,207)

Comparison of 2011 and 2012

In the year ended December 31, 2011 and 2012, we financed our operations primarily through the issuance of common stock and options for services and the deferral of salaries and lease payments from Silver Falcon.

Operating activities (used) provided ($82,207) of cash in 2011, as compared to ($276) of cash used in 2012.  Major non-cash items that affected our cash flow from operations in 2011 was $1,182,138 for the value of common stock issued for compensation and services, and $559,016 for the value of options granted.  Our operating assets and liabilities supplied $210,907 of cash, most of which resulted from an increase in due to related party of $458,799.

Major non-cash items that affected our cash flow from operations in 2012 were $158,760 for the value of common stock issued for compensation, and $387,057 for the value of options issued for compensation.  Our operating assets and liabilities supplied $727,585 of cash, most of which resulted from an increase in due to related party of $716,083.

Investing activities and Financing activities were zero in 2011 and 2012.

Liquidity

Our balance sheet as of December 31, 2012 reflects current assets of $55,498, current liabilities of $1,239,352, and a working capital deficit of ($1,183,854).  However, most of our current liabilities consist of amounts due Silver Falcon.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore mined from tailing piles or through shafts or adits located on our property on War Eagle Mountain.  We are dependent on the deferral of salaries by our management, the issuance of shares of our common stock for services, the issuance by Silver Falcon of its common stock to our officers to pay their salaries, and on loans from Silver Falcon, our officers and a significant shareholder to pay other administrative expenses.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2012 and 2011.  These factors create an uncertainty about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent on the success of our plans.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2012, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Pierre Quilliam	74	Chairman and Chief Executive Officer
Allan Breitkreuz	45	Executive Vice President and Director
Denise Quilliam	74	Secretary and Director
Christian Quilliam	49	Chief Operating Officer and Director
Thomas C. Ridenour	51	Chief Financial Officer and Director

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

Christian Quilliam has served as our director since September 2010, and our chief operating officer since April 2010.  In addition to his services as an officer and director, Mr. Quilliam has been a director of Silver Falcon since August 24, 2009, and its chief operating officer since April 2010. Mr. Quilliam holds a master’s degree in digital music from McGill University in Montreal and brings extensive experience into the management and development of small cap companies.  Mr. Quilliam presently owns and directs Q-Prompt, Inc., a teleprompting company which services large corporations’ needs during presentations. On July 21, 2006, the United States District Court for the Northern District of Illinois entered a Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief against Mr. Quilliam, and 25 corporate entities and five other individuals, in an action styled Federal Trade Commission v. STF Group, Inc., et al., Case No. 03-C-0977. The action involved allegations that the defendants violated the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act in the manner in which they marketed healthcare savings plans. Under the Stipulated Final Judgment, the defendants cumulatively paid a monetary settlement of $200,000 and agreed to a permanent injunction against the conduct alleged in the complaint.

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

Mr. Christian Quilliam is the son of Mr. and Mrs. Quilliam.

Except as disclosed above, none of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which was previously filed as Exhibit 14 to our Annual Report on Form 10-K filed July 17, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2012, the following officers, directors and beneficial owners failed to file the following Forms 4 or 5 on a timely basis:

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour and Allan Breitkreuz failed to file a timely Form 4 with respect to options that they received as compensation; however, all but Allan Breitkreuz filed a Form 5 reporting those transactions.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last two fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $(1)	Bonus $(2)	Stock Awards $(3)	Option Awards $ (4)	All Other Compensation $(5)	Total $

Pierre Quilliam, Chairman and CEO	2012 2011	$ 244,000 125,000	$ -- 43,750	$ 267,125 230,750	$ 77,411 111,803	$ 147,357 46,725	$ 735,893 558,028

Allan Breitkreuz, Vice President and Director	2012 2011	86,000 97,500	-- 34,125	-- 24,750	77,411 111,803	24,625 11,850	188,036 280,028

Christian Quilliam, Chief Operating Officer and Director	2012 2011	169,000 97,500	-- 34,125	157,250 155,750	77,411 111,803	109,632 48,120	513,293 447,298

Denise Quilliam, Secretary and Director	2012 2011	15,810 42,500	-- 14,875	-- 24,750	77,411 55,902	24,625 27,660	117,846 165,687

Thomas C. Ridenour, Chief Financial Officer and Director	2012 2011	169,000 97,500	-- 34,125	209,783 155,750	77,411 111,803	119,772 64,183	575,966 463,367

(1)

For 2012, the salary for each named executive is based on the amount of salary payable under employment agreements dated January 1, 2012.  Pierre Quilliam, Denise Quilliam, Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour received all of their salary and payroll taxes in multiple issuances of shares of Class A Common Stock by Silver Falcon.  We did not issue any shares to our Officers and Directors for the year 2012.

For 2011, the salary for each named executive is based on the amount of salary payable under employment agreements dated January 1, 2011, and was paid by the issuance of shares of Class A Common Stock to the executive by Silver Falcon.

(2)

For 2011, the bonus for each named executive was paid by the issuance of shares of restricted Common Stock in the following amounts:  Pierre Quilliam, 1,325,758 shares; Denise Quilliam, 450,758 shares; Thomas C. Ridenour, 1,034,091 shares; and Christian Quilliam, 1,034,091 shares.  All shares were valued at $0.033 per share, which was the market price on the date of issuance.

No bonuses were paid for the year 2012.

(3)

In 2012, the board approved stock grants of shares of Class A Common Stock for Pierre Quilliam, Christian Quilliam and Thomas C. Ridenour.  All shares were issued by Silver Falcon on our behalf.

In 2011, the board approved stock grants of shares of Common Stock for Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour of 6,992,424 shares, 750,000 shares, 4,719,697 shares, and 4,719,697 shares, respectively.  All shares were valued at $0.033 per share, which was the market price on the date of issuance.  All shares were granted as deferred compensation subject to a one year vesting requirement.

(4)

In 2012, the option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour consisted of 7,500,000 options each to purchase Common Stock.  The options have an exercise price of $0.0153 per share, a ten year term, and are subject to a one year vesting period.

In 2011, the option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour consisted of 7,500,000, 3,750,000, 7,500,000, 7,500,000 and 7,500,000 options to purchase Common Stock, respectively.  The options have an exercise price of $0.033 per share, a ten year term, and are subject to a one year vesting period.

(5)

In 2012, “All Other Compensation” includes shares of Common Stock issued to each of Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour, for serving on the board of directors and additional compensation to cover payroll taxes on base compensation.  All shares were issued by Silver Falcon on our behalf.

In 2011, “All Other Compensation” includes 359,091 shares of Common Stock issued to each of Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour, respectively, for serving on the board of directors and additional shares issued to cover payroll taxes on their base compensation.  We also issued Pierre Quilliam, Denise Quilliam Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour 1,056,818, 479,091, 1,099,091, 0 and 1,585,849 shares of Common Stock, respectively, to compensate them for payroll taxes valued at $34,875, $15,810, $36,270, $0 and $52,333, respectively.  All shares were valued at $0.033 per share, which was the market price on the date of issuance.

(6)

The value of stock and options reported for each named executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	3,000,000 7,500,000 --	-- 7,500,000*	-- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Denise Quilliam	2,000,000 3,750,000 --	-- 7,500,000*	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Christian Quilliam	2,000,000 7,500,000 --	-- 7,500,000*	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Thomas C. Ridenour	2,000,000 7,500,000 --	-- 7,500,000*	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Allan Breitkreuz	2,000,000 7,500,000 --	-- 7,500,000*	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

*The options vest one year from the date of issuance, or on December 12, 2014.

Employment Agreements

We do not have employment agreements as of January 1, 2013. We are accruing compensation to our officers at rate specified in employment agreements with each officer that expired on December 31, 2012.

Director Compensation

The compensation of all of our directors is reported in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 28, 2013, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Pierre Quilliam (2)(7)	109,580,458	26.8%

New Vision Financial, Ltd. Suite 13, Oliaji Trade Center Francis Rachel St. Victoria, Seychelles	84,481,462	21.5%

Thomas C. Ridenour (3)(7)	45,047,934	11.1%

Christian Quilliam (4)(7)	36,588,177	9.0%

Allan Breitkreuz (5)(7)	25,096,216	6.2%

Denise Quilliam (6)(7)	8,668,940	2.1%

All Officers and Directors as a Group	224,981,725	50.8%

(1) Based upon 398,094,365 shares issued and outstanding as of March 28, 2013.

(2) Pierre Quilliam’s shares include 68,080,458 shares owned outright, options to acquire 10,500,000 shares, 30,500,000 shares owned by Bisell Investments, Inc., a company of which Mr. Quilliam is a director and president, and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.  Mr. Quilliam’s shares do not include any shares owned by Denise Quilliam, who is his spouse. Mr. Quilliam’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

(3) Thomas C. Ridenour’s shares include 35,047,934 shares owned outright, options to acquire 9,500,000 shares and 500,000 shares owned by Silver Falcon.  Mr. Ridenour is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Ridenour’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

(4) Christian Quilliam’s shares include 26,355,677 shares owned outright, 232,500 owned by Q-Prompt, a company he controls, options to acquire 9,500,000 shares and 500,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Quilliam’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

(5)  Allan Breitkreuz’s shares include 15,096,216 shares owned outright, options to acquire 9,500,000 shares and 500,000 shares owned by Silver Falcon.  Mr. Breitkreuz is an officer and director of Silver Falcon and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Mr. Breitkreuz’s ownership does not include 7,500,000 shares which he has the right to acquire under options that have not vested yet.

(6) Denise Quilliam’s shares include 2,418,940 shares owned outright, options to acquire 5,750,000 shares and 500,000 shares owned by Silver Falcon.  Ms. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Ms. Quilliam’s shares do not include any shares owned by Pierre Quilliam, who is her spouse. Ms. Quilliam’s ownership does not include 7,500,000 shares which she has the right to acquire under options that have not vested yet.

(7) 2520 Manatee Avenue West, Bradenton, Florida 34205.

All of the officers and directors hold options to purchase shares of Common Stock, which are not included in their ownership amounts because the options are subject to a one year vesting requirement and are not currently exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
2010 Stock Option Plan	13,000,000	0.057	2,000,000
2010 Employee, Consultant and Advisor Stock Compensation Plan	2,083,333	0.057	12,916,667
2011 Stock Option Plan	37,500,000	0.033	2,500,000

2011 Employee, Consultant and Advisor Stock Compensation Plan	33,226,911	0.033	6,773,089

Equity compensation plans not approved by security holders
2012 Stock Option Plan	37,500,000	0.0153	--
Total	123,310,244		24,189,756

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon was unable to commence operations according to its original schedule, we agreed to extend the commencement date several times, to July 1, 2010.

On the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  The lease as extended expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  All of our officers and directors are also officers and directors of Silver Falcon.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision Financial, Ltd. (“New Vision”).  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  The following is a summary of our loan transactions with New Vision:

•

We borrowed $2,250 from New Vision pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009. At maturity, the balance due with interest was $2,565, which was converted into a new promissory note which had a maturity date of December 31, 2011. New Vision converted the note into 210,700 shares of Common Stock in November 2010.

•

We borrowed $7,500 from New Vision pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009.  On January 10, 2008, we issued New Vision 158,333 shares of common stock valued at $0.03 per share, or $4,750, which were applied to reduce the principal balance of the note. At maturity, the balance due with interest was $3,395, which was converted into a new promissory note which had a maturity date of December 31, 2011. New Vision converted the note into 1,150,100 shares of Common Stock in November 2010.

•

On October 1, 2012, we issued New Vision 39,462,329 additional shares of Common Stock as additional consideration on the notes converted in November 2010.  The transaction was recorded as debt conversion expense.

Loan Transactions with Pierre Quilliam.

From time to time we have borrowed funds from Pierre Quilliam, or chairman and chief executive officer.  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  The following is a summary of our loan transactions with Mr. Quilliam:

•

We borrowed $81,408 from Mr. Quilliam pursuant to a promissory note dated December 31, 2007, which was due on December 31, 2009.  On December 12, 2008, we issued Mr. Quilliam 825,000 shares of common stock valued at $0.03 per share, or $24,750, which was applied to reduce the principal balance of the note. At maturity, the balance due with interest was $66,222, which was converted into a new promissory note which had a maturity date of December 31, 2011.

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

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2012, we were indebted to Silver Falcon in the amount of $1,187,282.  Most of the amount that we owed Silver Falcon is attributable to the value of shares of Class A Common Stock that Silver Falcon issued to our officers as payment of part of their salary for 2012.  As of December 31, 2011, Silver Falcon was indebted to us in the amount of $473,249.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2012 and 2011, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.  After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$ 18,000	$ 20,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 18,000	$ 20,000

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by Uniack in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of GoldLand Holdings Co. as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

10.1	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.3	Amendment to Amendment to Lease dated March 24, 2011 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.8*	Amendment to Lease dated April 12, 2013
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDLAND HOLDINGS CO.
Dated April 15, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Date: April 15, 2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 15, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 15, 2013	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: April 15, 2013	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: April 15, 2013	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Date: April 15, 2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT A

GOLDLAND HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GoldLand Holdings Co.

We have audited the accompanying balance sheet of GoldLand Holdings Co. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

April  9, 2013

GOLDLAND HOLDINGS CO.

BALANCE SHEET

DECEMBER 31, 2012 and 2011

ASSETS	2012	2011
Cash and cash equivalents	$ -	$ 276
Due to related parties	-	-
Prepaid expenses	52,498	70,000
Other assets	3,000	3,000
Total current assets	55,498	73,276

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 415,498	$ 433,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 70,470	$ 76,470
Accrued compensation	-	-
Due to related party	1,168,882	452,799
Total liabilities (all current)	1,239,352	529,269

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 318,604,604 and 271,808,967 shares issued and outstanding at December 31, 2012 and 2011, respectively	31,860	27,181
Additional paid in capital	10,598,127	9,109,893
Accumulated deficit	(11,453,841)	(9,233,067)
Total stockholders' deficit	(823,854)	(95,993)

Total Liabilities and Stockholders' Deficit	$ 415,498	$ 433,276

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011

Revenues:	$ 1,000,000	$ -

Expenses:
Consulting fees	204,880	120,479
Stock compensation expense	2,045,037	1,962,924
General and administrative	23,761	20,865
Total expenses	2,273,678	2,104,268

Loss from operations	$ (1,273,678)	$ (2,104,268)

Debt conversion expense	(947,096)	-

Net Loss	$ (2,220,774)	$ (2,104,268)

Net loss per common share - basic	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding - basic	285,373,550	241,454,960

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/10	218,592,756	-	$ 21,859	$ -	$ 6,037,394	$ (7,128,799)	$ (1,069,546)

Issuance of common stock for services	1,934,967	-	193		76,807		77,000
Issuance of common stock for rent	2,000,000		200		69,800		70,000
Issuance of common stock for accrued compensation	18,095,242		1,810		1,264,857		1,266,667
Issuance of common stock for compensation	31,186,002		3,119		1,102,019		1,105,138
Options granted					559,016		559,016
Net loss						(2,104,268)	(2,104,268)
Balance at 12/31/11	271,808,967	-	$ 27,181	$ -	$ 9,109,893	(9,233,067)	$ (95,993)
Issuance of common stock for services	7,333,308	-	733		158,027		158,760
Issuance of common stock for conversion of notes payable	39,462,329		3,946		943,150		947,096
Options granted					387,057		387,057
Net loss						(2,220,774)	(2,220,774)
Balance at 12/31/12	318,604,604	-	$ 31,860	$ -	$ 10,598,127	(11,453,841)	$ (823,854)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (2,220,774)	$ (2,104,268)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	158,760	77,000
Issuance of common stock for compensation	-	1,105,138
Issuance of common stock for rent	-	70,000
Compensation paid by related party	716,083	458,799
Debt conversion expense	947,096	-
Options granted	387,057	559,016
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(6,000)	25,650
Prepaid expenses	17,502	(70,000)
Accrued interest	-	-
Accrued payroll and payroll liabilities	-	(203,542)

Net cash (used in) operating activities	(276)	(82,207)

Cash flows from financing activities:
Repayments to related party	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(276)	(82,207)
Cash and equivalents at beginning of period	276	82,483
Cash and equivalents at end of period	$ -	$ 276

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(continued)

	2012	2011
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for rent	$ -	$ 70,000
Shares issued for services	$ 158,760	$ 77,000

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (“Silver Falcon”) under which Silver Falcon is entitled to mine the land and the Company is entitled to a 15% royalty on all minerals extracted by Silver Falcon from tailing piles on the premises or through shafts or adits located on the premises.

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

•

On October 1, 2012, we issued New Vision 39,462,329 as additional consideration on notes converted on November 12, 2010.  The transaction was recorded as debt conversion expense.

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

NOTE 4 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2012	December 31, 2011

Deferred tax assets	$4,409,729	$3,554,731

Less valuation allowance	(4,409,729)	(3,554,731)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2012, the Company had net operating loss carryforwards of approximately $11,453,841 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2032. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any proceeds payable to Silver Falcon by the refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012.

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

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2012, we were indebted to Silver Falcon in the amount of $1,187,282.  Most of the amount that we owed Silver Falcon is attributable to the value of shares of Class A Common Stock that Silver Falcon issued to our officers as payment of part of their salary for 2012.  As of December 31, 2011, Silver Falcon was indebted to us in the amount of $473,249.

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

We do not have any outstanding employment agreements for 2013.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain.  The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees. We believe that Mr. Corrigan was not entitled to any additional payment under the consulting agreement and are defending the case vigorously.

NOTE 7 - CAPITAL STOCK

At December 31, 2012, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 318,604,604 shares of Common Stock, and no shares of Preferred Stock.

2012 Transactions:  During the year ended December 31, 2012, the Company issued shares of Common Stock in the following transactions:

•

7,333,308 shares of Common Stock for consulting services valued at $158,760.

•

39,462,329 shares of Common Stock related to conversions of notes payable valued at $947,096.

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

As of December 31, 2012, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed in Note 8.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2012 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2011	50,500,000	$0.039
Granted	37,500,000	$0.0153
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2012	88,000,000	$0.0289

All warrants were issued on December 30, 2012, expire on December 30, 2022, have an exercise price of $0.0153, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2012, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.0153
Risk-free interest rate at grant date	0.15%
Expected stock price volatility	52%
Expected dividend payout	0%
Expected option life (in years)	5 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2012 was $387,057.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($2,220,774) and ($2,104,268) for the twelve months ended December 31, 2012 and 2011, respectively.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2013, we have issued shares of common stock in the following transactions:

•

3,154,573 shares of common stock valued at $45,750 for consulting services.

•

76,335,188 shares of common stock valued at $1,526,704 for compensation.