Form 10-K/A
period 2012-12-31
GoldLand Holdings Corp.
filed 2013-05-06
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(AMENDMENT NO 1. TO FORM 10-K)

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)

10.1	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.3	Amendment to Amendment to Lease dated March 24, 2011 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.8***	Amendment to Lease dated April 12, 2013
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21***	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

Filed herewith.

**

Included within financial statements.

***

Previously filed with FORM 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDLAND HOLDINGS CO.
Dated May 6, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Date: May 6, 2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: May 6, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: May 6, 2013	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: May 6, 2013	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: May 6, 2013	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Date: May 6, 2013	/s/ Thomas C. Ridenour
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