Form 10-Q
period 2013-03-31
GoldLand Holdings Corp.
filed 2013-05-15
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDLAND HOLDINGS CO.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 398,288,809 shares as of May 10, 2013.

GOLDLAND HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

14

Item 4.  Controls and Procedures.

14

PART II.  OTHER INFORMATION.

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors.

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item 4. Mine Safety Disclosures.

15

Item 5.  Other Information.

15

Item 6.  Exhibits.

15

SIGNATURES

16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS CO.

BALANCE SHEET

MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Cash and cash equivalents	$ 50	$ -
Prepaid expenses	1,413,651	52,498
Other assets	3,000	3,000
Total current assets	1,416,701	55,498

Mining Properties	360,000	360,000

Total Assets	$ 1,776,701	$ 415,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 71,051	$ 70,470
Due to related parties	1,214,047	1,168,882
Total current liabilities (all current)	1,285,098	1,239,352

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 398,094,365 and 318,604,604 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	39,809	31,860
Additional paid in capital	12,162,632	10,598,127
Accumulated deficit	(11,710,838)	(11,453,841)
Total stockholders' deficit	491,603	(823,854)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,776,701	$ 415,498

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

Revenues:	$ 250,000	$ 250,000

Expenses:
Consulting fees	46,330	62,406
Compensation expense	455,176	383,714
General and administrative	5,491	5,906
Total expenses	506,997	452,026

Loss from operations	(256,997)	(202,026)

Interest expense	-	-

Net Loss	$ (256,997)	$ (202,026)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – fully diluted	394,492,923	273,161,404

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (256,997)	$ (202,026)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	45,750	52,500
Issuance of common stock for compensation	1,526,704	-
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	581	(7,466)
Prepaid expenses	(1,361,153)	(1,146,765)
Due to related party	45,165	1,303,627
Net cash provided by (used in) operating activities	50	(130)

Net increase (decrease) in cash and cash equivalents	50	(130)
Cash and equivalents at beginning of period	-	276
Cash and equivalents at end of period	$ 50	$ 146

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 45,750	$ 52,500
Shares issued for compensation	$ 1,526,704	$ -

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/12	318,604,604	-	$ 31,860	$ -	$ 10,598,127	$ (11,453,841)	$ (823,854)

Shares issued for services	3,154,573	-	315	-	45,435	-	45,750
Shares issued for compensation	76,335,188		7,634		1,519,070		1,526,704
Net loss	-	-	-	-	-	(256,997)	(256,997)
Balance at 03/31/13	398,094,365	-	$ 39,809	$ -	$ 12,162,632	$ (11,710,838)	$ 491,603

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoldLand Holdings Co, (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (“Silver Falcon”) under which Silver Falcon is entitled to mine the land and the Company is entitled to lease payments of $1,000,000 per year and a 15% royalty on all minerals extracted by Silver Falcon from tailing piles on our land or through shafts or adits located on our land.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In January 2013, Silver Falcon issued 12,000,000 shares of its Class A Common Stock valued at $294,000 to various officers of Goldland (who are also Silver Falcon officers) to pay compensation owed to them by Goldland for part of the year 2013.  The value of the shares issued by Silver Falcon was recorded as an amount due to related party on our balance sheet.

As of March 30, 2013, the amount due to Silver Falcon was $1,228,997, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $4,250, the amount due to Pierre Quilliam was $250, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $800, and the amount due from Bisell Investments, LLC was $18,650.  The amounts are non-interest bearing, unsecured demand loans.

Silver Falcon is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, satisfied its rental obligation by reductions in the amount it is owed from Goldland.

9

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - CAPITAL STOCK

At March 31, 2013, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 398,094,365 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended March 31, 2013 the Company issued shares of Common Stock in the following transactions:

•

3,154,573 shares of Common Stock were issued for consulting services valued at $45,750.

•

76,335,188 of common stock valued at $1,526,704 were issued to our officers to pay their compensation for 2013.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($256,997) for the three months ended March 31, 2013.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 7 – PREPAID EXPENSES

In January 2012, Silver Falcon issued 12,000,000 shares of its Class A Common Stock valued at $294,000 to various officers of Goldland (who are also Silver Falcon officers) to pay compensation owed to them by Goldland for the year 2012.  In January 2013, the Company issued 76,335,188 of common stock valued at $1,526,704 to pay compensation to our officers for

2013.  We capitalized these payments as a prepaid expense, and are amortizing the amounts over the twelve months of 2013.

NOTE 8 – SUBSEQUENT EVENTS

In April 2013, we issued 194,444 shares of common stock valued at $3,500 for consulting services.

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

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts paid to Silver Falcon from the processing of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012, and extended the lease term by an equal amount each time.   The lease currently expires on October 1, 2026.

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

Results of Operations

Three Months ended March 31, 2013 and 2012

We reported revenues of $250,000 and $250,000 during the three months ended March 31, 2013 and 2012, respectively. All of our revenues for both periods constitute base rental payments under our lease with Silver Falcon.

We reported losses from operations during the three months ended March 31, 2013 and 2012 of ($256,997) and ($202,026), respectively.  The increased operating loss in 2013 as compared to 2012 was largely attributable to an increase in compensation expense of $71,462 offset by a decrease in consulting fees of $16,076.

We reported a net loss during the three months ended March 31, 2013 and 2012 of ($256,997) and ($202,026), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2012 and 2013:

Three months ended March 31,
	2012	2013
Net cash provided by (used) in operating activities	$ (130)	$ 50
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (130)	$ 50

Comparison of 2012 and 2013

Operating activities (used) contributed ($130) of cash in 2012, as compared to $50 of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2012 were increases in prepaid expenses of $1,146,765 offset by an increase in advances payable to a related party of $1,303,627.

Major non-cash items that affected our cash flow from operations in 2013 were an increase in prepaid expenses of $1,361,153 offset by an increase in stock issued for compensation of $1,526,704.

There were no investing or financing activities in either 2012 or 2013.

Current Liquidity

Our balance sheet as of March 31, 2013 reflects cash and current assets of $1,416,701, current liabilities of $1,285,098, and a working capital of $131,603.  However, most of our current liabilities consist of balances due to related parties, and most of our current assets consist of prepaid compensation paid to our officers which is capitalized as a prepaid expense.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore produced from tailing piles or through shafts or adits located on our property on War Eagle Mountain.  Effective January 1, 2012, Silver Falcon resumed making the monthly lease payments due under our lease with Silver Falcon; however, the lease payments are being satisfied by crediting the payment amount against the amount that we owe Silver Falcon, rather than by cash payments.

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

13

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($256,997) for the three months ended March 31, 2013.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2013, securities were issued as follows:

•

3,154,573 shares of Common Stock were issued for consulting services valued at $45,750.

•

76,335,188 of common stock valued at $1,526,704 were issued to our officers to pay their compensation for 2013.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

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

GOLDLAND HOLDINGS CO.
Date: May 15, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 15, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

16