Form 10-Q
period 2013-06-30
GoldLand Holdings Corp.
filed 2013-08-16
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDLAND HOLDINGS CO.

(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0350814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 3rd Ave., W., Bradenton, Florida 34205

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 398,288,809 shares as of July 9, 2013.

1

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

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4. Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

18

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS CO.

BALANCE SHEET

JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Cash and cash equivalents	$ 1,016	$ -
Prepaid expenses	954,100	52,498
Other assets	3,000	3,000
Total current assets	958,116	55,498

Mining Properties	360,000	360,000

Total Assets	$ 1,318,116	$ 415,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 68,696	$ 70,470
Due to related parties	965,047	1,168,882
Total current liabilities (all current)	1,033,743	1,239,352

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 398,288,809 and 318,604,604 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	39,829	31,860
Additional paid in capital	12,166,113	10,598,127
Accumulated deficit	(11,921,569)	(11,453,841)
Total stockholders' deficit	284,373	(823,854)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,318,116	$ 415,498

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Revenues:	$ 500,000	$ 500,000

Expenses:
Consulting fees	47,476	106,305
Compensation expense	910,352	767,428
General and administrative	9,900	10,815
Total expenses	967,728	884,548

Loss from operations	(467,728)	(384,548)

Interest expense	-	-

Net Loss	$ (467,728)	$ (384,548)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and fully diluted	396,410,874	273,868,251

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Revenues:	$ 250,000	$ 250,000

Expenses:
Consulting fees	1,146	43,899
Compensation expense	455,176	383,714
General and administrative	4,409	4,909
Total expenses	460,731	432,522

Loss from operations	(210,731)	(182,522)

Interest expense	-	-

Net Loss	$ (210,731)	$ (182,522)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and fully diluted	398,288,809	274,580,949

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (467,728)	$ (384,548)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	49,251	93,000
Issuance of common stock for compensation	1,526,704	-
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	(1,774)	(5,192)
Prepaid expenses	(901,602)	(758,676)
Due to related party	(203,835)	1,055,227
Net cash provided by (used in) operating activities	1,016	(189)

Net increase (decrease) in cash and cash equivalents	1,016	(189)
Cash and equivalents at beginning of period	-	276
Cash and equivalents at end of period	$ 1,016	$ 87

	2013	2012
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 49,251	$ 93,000
Shares issued for compensation	$ 1,526,704	$ -
Non-cash lease income	$ (500,000)	$ (500,000)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/12	318,604,604	-	$ 31,860	$ -	$ 10,598,127	$ (11,453,841)	$ (823,854)

Shares issued for services	3,349,017	-	335	-	48,916	-	49,251
Shares issued for compensation	76,335,188		7,634		1,519,070		1,526,704
Net loss	-	-	-	-	-	(467,728)	(467,728)
Balance at 06/30/13	398,288,809	-	$ 39,829	$ -	$ 12,166,113	$ (11,921,569)	$ 284,373

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when earned according to lease and royalty agreements.  Lease income is recognized as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as minerals are extracted and refined.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

As of June 30, 2013, the amount due to Silver Falcon was $978,997, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $4,250, the amount due to Pierre Quilliam was $250, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $800, and the amount due from Bisell Investments, LLC was $17,650.  The amounts are non-interest bearing, unsecured demand loans.

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

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company has retained new counsel to file a motion to vacate the default judgment, and believes it will be vacated.  In the event the Company is not able to vacate the default judgment, the Company will need to raise capital to pay the default judgment or its mining properties on War Eagle Mountain will be subject to sale at a sheriff’s sale to satisfy the default judgment.  If the court sets aside the default judgment, we believe the court will find that Mr. Corrigan was not entitled to any additional payment under the consulting agreement and we intend to defend the case vigorously.

NOTE 5 - CAPITAL STOCK

At June 30, 2013, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 398,288,809 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended June 30, 2013 the Company issued shares of Common Stock in the following transactions:

•

194,444 shares of Common Stock were issued for consulting services valued at $3,500.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($467,728) for the six months ended June 30, 2013.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 7 – PREPAID EXPENSES

In January 2013, Silver Falcon issued 12,000,000 shares of its Class A Common Stock valued at $294,000 to various officers of Goldland (who are also Silver Falcon officers) to pay compensation owed to them by Goldland for the year 2013.  In January 2013, the Company issued 76,335,188 of common stock valued at $1,526,704 to pay compensation to our officers for 2013.  We capitalized these payments as a prepaid expense, and are amortizing the amounts over the twelve months of 2013.

NOTE 8 – SUBSEQUENT EVENTS

A hearing has been set on the Company’s motion to set aside the default judgment in the litigation with Richard Corrigan has been set for August 23, 2013.

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

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from minerals derived from our properties.

Results of Operations

Six Months ended June 30, 2013 and 2012

We reported revenues of $500,000 and $500,000 during the six months ended June 30, 2013 and 2012, respectively. All of our revenues for both periods constitute base rental payments under our lease with Silver Falcon.

We reported losses from operations during the six months ended June 30, 2013 and 2012 of ($467,728) and ($384,548), respectively.  The increased operating loss in 2013 as compared to 2012 was largely attributable to an increase in compensation expense of $142,924 offset by a decrease in consulting fees of $58,829.

We reported a net loss during the six months ended June 30, 2013 and 2012 of ($467,728) and ($384,548), respectively.

Three Months ended June 30, 2013 and 2012

We reported revenues of $250,000 and $250,000 during the three months ended June 30, 2013 and 2012, respectively. All of our revenues for both periods constitute base rental payments under our lease with Silver Falcon.

We reported losses from operations during the three months ended June 30, 2013 and 2012 of ($210,731) and ($182,522), respectively.  The increased operating loss in 2013 as compared to 2012 was largely attributable to an increase in compensation expense of $71,462 offset by a decrease in consulting fees of $42,753.

We reported a net loss during the three months ended June 30, 2013 and 2012 of ($210,731) and ($182,522), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2012 and 2013:

Six months ended June 30,
	2012	2013
Net cash provided by (used) in operating activities	$ (189)	$ 1,016
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (189)	$ 1,016

Comparison of 2012 and 2013

Operating activities (used) contributed ($189) of cash in 2012, as compared to $1,016 of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2012 were increases in prepaid expenses of $758,676, offset by an increase in advances payable to a related party of $1,055,227.

Major non-cash items that affected our cash flow from operations in 2013 were an increase in prepaid expenses of $901,602 offset by an increase in stock issued for compensation of $1,526,704.

There were no investing or financing activities in either 2012 or 2013.

Current Liquidity

Our balance sheet as of June 30, 2013 reflects cash and current assets of $958,116, current liabilities of $1,033,743, and a working capital deficit of ($75,627).  However, most of our current liabilities consist of balances due to related parties, and most of our current assets consist of prepaid compensation paid to our officers which is capitalized as a prepaid expense.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($467,728) for the six months ended June 30, 2013.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company has retained new counsel to file a motion to vacate the default judgment, and believes it will be vacated.  In the event the Company is not able to vacate the default judgment, the Company will need to raise capital to pay the default judgment or its mining properties on War Eagle Mountain will be subject to sale at a sheriff’s sale to satisfy the default judgment.  If the court sets aside the default judgment, we believe the court will find that Mr. Corrigan was not entitled to any additional payment under the consulting agreement and we intend to defend the case vigorously.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, securities were issued as follows:

•

194,444 shares of Common Stock were issued for consulting services valued at $3,500.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.2	Section 1350 Certification of Chief Financial Officer
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS CO.
Date: August 16, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 16, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

18