Form 10-Q
period 2013-09-30
GoldLand Holdings Corp.
filed 2013-11-14
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 398,288,809 shares as of November 1, 2013.

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

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4. Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits.

16

SIGNATURES

17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS CO.

BALANCE SHEET

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

ASSETS	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Cash and cash equivalents	$ -	$ -
Prepaid expenses	494,549	52,498
Other assets	3,000	3,000
Total current assets	497,549	55,498

Mining Properties	360,000	360,000

Total Assets	$ 857,549	$ 415,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 99,520	$ 70,470
Due to related parties	713,129	1,168,882
Total current liabilities (all current)	812,649	1,239,352

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized, 398,288,809 and 318,604,604 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	39,829	31,860
Additional paid in capital	12,166,113	10,598,127
Accumulated deficit	(12,161,042)	(11,453,841)
Total stockholders' deficit	44,900	(823,854)

Total Liabilities and Stockholders' Equity (Deficit)	$ 857,549	$ 415,498

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Revenues:	$ 750,000	$ 750,000

Expenses:
Consulting fees	60,441	121,291
Compensation expense	1,365,528	1,151,142
General and administrative	31,232	17,116
Total expenses	1,457,201	1,289,549

Loss from operations	(707,201)	(539,549)

Interest expense	-	-

Net Loss	$ (707,201)	$ (539,549)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and fully diluted	397,046,058	274,697,227

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Revenues:	$ 250,000	$ 250,000

Expenses:
Consulting fees	12,965	14,986
Compensation expense	455,176	383,714
General and administrative	21,332	6,301
Total expenses	489,473	405,001

Loss from operations	(239,473)	(155,001)

Interest expense	-	-

Net Loss	$ (239,473)	$ (155,001)

Net loss per common share – basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and fully diluted	398,288,809	276,332,070

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (707,201)	$ (539,549)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	49,251	103,500
Issuance of common stock for compensation	1,526,704	-
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	29,050	(19,342)
Prepaid expenses	(442,051)	(370,587)
Due to related party	(455,753)	826,227
Net cash provided by (used in) operating activities	-	249

Net increase (decrease) in cash and cash equivalents	-	249
Cash and equivalents at beginning of period	-	276
Cash and equivalents at end of period	$ -	$ 525

	2013	2012
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 49,251	$ 103,500
Shares issued for compensation	$ 1,526,704	$ -
Non-cash lease income	$ (750,000)	$ (750 000)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/12	318,604,604	-	$ 31,860	$ -	$ 10,598,127	$ (11,453,841)	$ (823,854)

Shares issued for services	3,349,017	-	335	-	48,916	-	49,251
Shares issued for compensation	76,335,188		7,634		1,519,070		1,526,704
Net loss	-	-	-	-	-	(707,201)	(707,201)
Balance at 09/30/13	398,288,809	-	$ 39,829	$ -	$ 12,166,113	$ (12,161,042)	$ 44,900

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

As of September 30, 2013, the amount due to Silver Falcon was $ 708,629, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $2,650, the amount due from Pierre Quilliam was $4,100, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $800, and the amount due to Bisell Investments, LLC was $6,750.  The amounts are non-interest bearing, unsecured demand loans.

Silver Falcon is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, satisfied its rental obligation by reductions in the amount it is owed from Goldland.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In August 2010, Richard (Robert) Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain. The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees.

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  As a result, the Company plans to continue defending the action vigorously.

NOTE 5 - CAPITAL STOCK

At September 30, 2013, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 398,288,809 shares of Common Stock, and no shares of Preferred Stock. During the three months ended September 30, 2013, the Company did not issue any shares of common stock.

NOTE 6 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($707,201) for the nine months ended September 30, 2013.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 8 – ACQUISITION OF CASINO EQUIPMENT AND RELATED TRANSACTIONS

On September 19, 2013, our wholly-owned subsidiary, Universal Entertainment SAS, Inc., entered into an Asset Purchase Agreement with Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, to acquire certain casino equipment (the “Equipment”).  The Asset Purchase Agreement was subsequently amended in November 2013.  Under the Asset Purchase Agreement, as amended, the Company agreed to effect the following transactions:

•

The Company will acquire the Equipment for 17,450,535 shares of the Company’s Common Stock after giving effect to a proposed one for ten reverse stock split.

•

At closing of the purchase of the Equipment, the Company will enter into a lease (the “Lease”) of the Equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option.

•

The Company will effect a one for ten reverse split of its common stock.

•

The Company will issue 17,000,000 shares of post-split common stock to various officers, directors and significant shareholders as compensation for past services and support of the Company.

•

The Company will enter into agreements to cancel all of its outstanding options for $100 payable to each of the optionholders.

•

The Company will enter into consulting agreements with six individuals, which provide for cumulative annual compensation of $1,235,000 payable in shares of the Company’s common stock on a trimester basis, and the issuance of 19,977,980 shares of post-split common stock as signing bonuses.

The Asset Purchase Agreement includes a number or representations and warranties of the seller, including that the seller is duly organized and in good standing; that the seller is authorized to enter into the Asset Purchase Agreement and consummate the transactions provided for therein; that the Company will acquire good title to the Equipment free and clear of all liens, claims or encumbrances; that the seller is not acquiring the Company’s shares with a view to redistribute them; that the seller has reviewed the Company’s SEC filings

The closing of the Equipment Acquisition is conditioned on the completion of a one for ten reverse split of the Company’s common stock, all of the representations and warranties of both parties being true as of the closing date, the execution of the Lease, the issuance of the bonus shares described below, the cancellation of the options described below, the execution of the consulting agreements described below, among other things.

NOTE 9 – SUBSEQUENT EVENTS

In November 2013, the Company amended the Asset Purchase Agreement to purchase certain casino equipment, as described in Note 8 herein.

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

Results of Operations

Nine Months ended September 30, 2013 and 2012

We reported revenues of $750,000 and $750,000 during the nine months ended September 30, 2013 and 2012, respectively. All of our revenues for both periods constitute base rental payments under our lease with Silver Falcon.

We reported losses from operations during the nine months ended September 30, 2013 and 2012 of ($707,201) and ($539,549), respectively.  The increased operating loss in 2013 as compared to 2012 was largely attributable to an increase in compensation expense of $214,386 offset by a decrease in consulting fees of $60,850.

We reported a net loss during the nine months ended September 30, 2013 and 2012 of ($707,201) and ($539,549), respectively.

Three Months ended September 30, 2013 and 2012

We reported revenues of $250,000 and $250,000 during the three months ended September 30, 2013 and 2012, respectively. All of our revenues for both periods constitute base rental payments under our lease with Silver Falcon.

We reported losses from operations during the three months ended September 30, 2013 and 2012 of ($239,473) and ($155,001), respectively.  The increased operating loss in 2013 as compared to 2012 was largely attributable to an increase in compensation expense of $71,462 offset by a decrease in consulting fees of $2,021.

We reported a net loss during the three months ended September 30, 2013 and 2012 of ($239,473) and ($155,001), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2012 and 2013:

Nine months ended September 30,
	2012	2013
Net cash provided by (used) in operating activities	$ 249	$ -
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ 249	$ -

Comparison of 2012 and 2013

Operating activities (used) contributed $249 of cash in 2012, as compared to $0 of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2012 were increases in prepaid expenses of $370,587, offset by an increase in advances payable to a related party of $826,227.

Major non-cash items that affected our cash flow from operations in 2013 were an increase in prepaid expenses of $442,051 and reduced advances payable to a related party of $455,753, offset by an increase in stock issued for compensation of $1,526,704.

There were no investing or financing activities in either 2012 or 2013.

Current Liquidity

Our balance sheet as of September 30, 2013 reflects cash and current assets of $497,549, current liabilities of $812,649, and a working capital deficit of ($315,100).  However, most of our current liabilities consist of balances due to related parties, and most of our current assets consist of prepaid compensation paid to our officers which is capitalized as a prepaid expense.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($707,201) for the nine months ended September 30, 2013.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

P

PART II.  OTHER INFORMATION

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

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  As a result, the Company plans to continue defending the action vigorously.

ITEM 1A. RISK FACTORS

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

GOLDLAND HOLDINGS CO.
Date: November 14, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

18