Form 10-K
period 2013-12-31
GoldLand Holdings Corp.
filed 2014-04-15
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-53505

GOLDLAND HOLDINGS CO.

 (Exact name of registrant as specified in its charter)

Delaware	90-0350814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 3rd Avenue West, Suite 430, Bradenton, Florida 34205

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,873,031, based upon a market price of $0.19 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 97,046,048 as of March 28, 2014.

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

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may", and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview:

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004 our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our Certificate of Incorporation was amended and restated, pursuant to which our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.  We are currently engaged in two lines of business:  mining properties, and gaming equipment.

Mining Properties:  On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 76.63 acres.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covered approximately 20 acres, or approximately 100 acres in total. Subsequently, as a result of a survey we allowed our original claims to lapse, and reapplied for new lode claims that are better oriented in the direction of the three veins in the mountain. As a result, we now own 14 unpatented lode claims covering 262.85 acres.

On October 11, 2007, we leased the mining operations on our properties and claims to Silver Falcon Mining, Inc.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a net royalty of 15% from any proceeds we receive from a refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease, as amended, provides that lease payments must commence January 1, 2012.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

Since Silver Falcon leased our properties, it has expended substantial funds to develop mining operations and improve the property.  In 2009 and 2010, it constructed a milling facility on land it purchased at the base of the mountain, and began processing tailings at the mill in May 2010.  In 2011, it began construction of a metallurgical assay lab at the same site to process concentrate produced in its milling operation, which it expects to complete in mid-2015.  It also plans to begin construction of a closed circuit cyanide leaching and a bullion Dore production facility on its mill site in the fall of 2014, in order to improve the yields from the tailings that it processes, and to service some proposed tolling contracts.

In 2010, Silver Falcon upgraded the roads to the Sinker Tunnel Complex to allow 25-ton trucks access to the site, and an area of approximately 300x400 feet was prepared and secured, to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended and secured to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes have been laid in the Sinker Tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Mining and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is underway with training for underground personnel and safety measures being installed per the latest mining rules and regulations.

Gaming Equipment: On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing occurred on March 6, 2014. The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. The Equipment is used primarily in the operation of a casino that is owned and operated by the lessee on San Andres Isla, Colombia. However, some of the equipment, such as video poker and slot machines, may be placed in retail locations under agreements with the retail merchant to divide winnings from the machines.

Discussion of Mining Properties

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

In August 1875, a financial panic that had started in New York in 1873, culminated with the San Francisco bank crash, and then the closure of the San Francisco Stock Exchange. A nationwide depression occurred, which resulted in sources of working capital for the mines drying up. The miners continued to work without pay until October 1875, when they left the mountain for employment elsewhere.  During the winter of 1875-1876, because the mine was not being used, the shafts filled with water.  This condition has existed for the past 131 years, which has resulted in the preservation of these historical vein systems without being disturbed by intruders or miners.

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

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 60 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway 78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel currently is by four wheel drive vehicle, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access to the Sinker Tunnel and top of War Eagle Mountain:

Our property on War Eagle Mountain is a combination of owned land and mining claims.  We own an undivided 29.167% fee title interest on seven patented properties, and fourteen unpatented lode mining claims, which we lease to Silver Falcon under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. The lease, as amended, provides that lease payments must commence January 1, 2012.  The lease expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

 Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a net royalty of 15% from any proceeds we receive from a refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  Our owned land and mining claims are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	1.25
Illinois Central Lode Claim	29.167%	Patented claim	2.85
South Poorman Lode Claim	29.167%	Patented claim	20.57
Jackson Lode Claim	29.167%	Patented claim	10.34
Oso Lode Claim	29.167%	Patented claim	20.66
Western Horn #3	100%	Unpatented Lode Claim	19.5
Western Horn #4	100%	Unpatented Lode Claim	20
Western Horn #5	100%	Unpatented Lode Claim	20
Western Horn #6	100%	Unpatented Lode Claim	20
Western Horn #8	100%	Unpatented Lode Claim	13.5
Western Horn #9	100%	Unpatented Lode Claim	20
Western Horn #10	100%	Unpatented Lode Claim	20
Western Horn #11	100%	Unpatented Lode Claim	20
Western Horn #12	100%	Unpatented Lode Claim	20
Western Horn #13	100%	Unpatented Lode Claim	20
Western Horn #14	100%	Unpatented Lode Claim	20
Diamond Creek #5	100%	Unpatented Lode Claim	20
Diamond Creek #6	100%	Unpatented Lode Claim	20
Diamond Creek #8	100%	Unpatented Lode Claim	9.85

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

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft. to 25 ft.) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  The land that we and Silver Falcon own and lease encompasses only about 600 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich ore concentration have been found scattered throughout at ore shoots. Mill grades have been encountered, at these ore shoots of up to 25 Troy ounces per ton, with some areas showing grades as high as 90 to 300 oz. gold/ton.

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

Markets and Major Customers

We have leased all of our mining properties to Silver Falcon, which is thus our only customer for minerals mined from our property.  Silver Falcon’s original plan was to process the ore it mines into concentrate and then contract with a refinery to refine the concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, its current plan is to construct its own smelting operation to convert its concentrate into Dore bars, and then ship the Dore bars to a refinery for final processing.  Silver Falcon believes that operating its own smelting operation will allow it to control the processing of its minerals better, including the ability to more precisely assay its production before it is shipped to a third party for final processing.  Under our lease agreement with Silver Falcon, we are entitled to receive a royalty of 15% of any net amounts Silver Falcon receives from the refinery from ore produced from tailing piles on the premises or through shafts or adits located on the premises.

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

Regulation

Our business is subject to extensive U.S., federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters relating to the resource industry.  Most of the extraction operations will require permits or authorizations from federal, state or local agencies.  Silver Falcon is responsible for compliance with all applicable laws and regulations under the terms of our lease with Silver Falcon, but the denial or vacating of permits needed by Silver Falcon could have a material adverse effect on its ability to pay us.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

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

Clean Water Act.  The Clean Water Act requires permits for operations that discharge into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays inreceiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

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

Discussion of Casino Equipment

Description of Equipment

On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing occurred on March 6, 2014. The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. The Equipment is used primarily in the operation of a casino that is owned and operated by the lessee on San Andres Isla, Colombia. However, some of the equipment, such as video poker and slot machines, may be placed in retail locations under agreements with the retail merchant to divide winnings from the machines.

Competition

Our current business activities consist of leasing our casino equipment under one master lease to one lessee.  Our lessee uses the equipment primarily in a casino on San Andres Isla, Columbia, but has the right to deploy some of it in retail locations in Latin America pursuant to agreements to share profits from with the merchant.  To the extent we expand this line of business we will face competition in leasing our casino equipment by other entities, including casino equipment suppliers, leasing affiliates of casino equipment suppliers and independent leasing companies.  Most of our potential competitors have far greater resources than us, and far greater experience in the casino industry than us.

Markets and Major Customers

While all casinos need casino equipment, we define our market as casinos in South America and Latin America, which we believe is an underserved market.   At present, the only customer for our casino equipment is VONBLOM & POMARE S.A., the lessee of our casino equipment.

Seasonality of Business

Because we lease our equipment pursuant to master leases, our revenues and earnings from our casino equipment line of business is not effected by seasonal factors.  However, casino lessees are most often located in resort or vacation locations, which make their operations subject to seasonal fluctuations.

Regulation

The gaming industry is subject to extensive governmental regulation by US federal, state and local governments, as well as tribal officials or organizations and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits
•	findings of suitability for the company, as well as individual officers, directors, major shareholders, and key employees
•	documentation of qualifications, including evidence of financial stability
•	other required approvals for companies who manufacturer or distribute gaming equipment and services, including but not limited to new product approvals

Gaming laws and regulations serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues.

Certain regulators not only govern the activities within their jurisdiction, but also monitor our activities in other jurisdictions to ensure that we comply with local standards on a worldwide basis. For example, the State of Nevada requires that its licensees maintain Nevada standards for all operations worldwide. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

At the present time, we do not operate any gaming facilities, but only lease our equipment to lessees that operate gaming facilities.  We require that our lessees maintain any required licenses to use our equipment in their facilities.  We also do not manufacture gaming equipment, and therefore are not subject to license requirements applicable to gaming equipment manufacturers.

Miscellaneous

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At March 28, 2014, we had four employees, and we have signed agreements with a number of consultants enabling us to develop our business model.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.   We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the mining exploration and development business as well as the South American leasing of gaming equipment.

ITEM 1A. RISK FACTORS.

Risks Related to Mining Properties

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

Silver Falcon commenced milling operations in May 2010, but will not begin receiving significant revenues until it completes a closed circuit cyanide leaching and a bullion Dore production facility for operation in 2014.  Silver Falcon also needs to complete a leaching facility to improve the yields from its ore.  It is not expected to begin building the leaching facility until the fall of 2014.  Silver Falcon still needs to raise substantial capital before it can commence mining raw ore from our properties, and will not be able to optimize its revenues until it has raised that capital.  Since 2012, both Silver Falcon Mining, Inc, and GoldLand Holdings, Co. have issued shares of their Common Stock to our employees to pay their compensation, which is our biggest expense. The value of those shares issued by Silver Falcon Mining, Inc. were applied against lease payments that Silver Falcon Mining, Inc. owed us starting in January 2012.

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

Silver Falcon and We Have a Limited Operating History as a Mining Company, Which May Hinder Silver Falcon’s Ability to Make Lease and Royalty Payments to Us.

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

Silver Falcon has Substantial Indebtedness and Capital Needs That Require That It Raise Capital.

As of December 31, 2013, Silver Falcon had current assets of $2,574,041, current liabilities of $3,551,961, and a working capital deficit of ($977,920).  It had substantial accounts payable to third parties and notes that are payable in less than one year, some of which were in default for failure to make periodic interest payments.   Furthermore, in 2013 a creditor obtained a default judgment against Silver Falcon for $567,743.56 plus post-judgment interest.  Silver Falcon was successful in obtaining a court order setting aside the default judgment, but the credit was subsequently successful in obtaining an order reinstating the default judgment.  The case is still in litigation.  If Silver Falcon is not successful in the litigation, it will need to raise substantial additional capital to pay off the judgment in order to operate its milling operations. As discussed elsewhere, Silver Falcon also has substantial capital needs to complete its leaching facility and metallurgical lab, complete its survey of War Eagle Mountain and for working capital.  Silver Falcon is currently unable to pay its liabilities in the normal course of business from cash flow from its mining operations.  If Silver Falcon is unable to raise substantial new capital, it may be forced to terminate operations or sell out to a larger company, which would jeopardize its ability to make lease payments to us.

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

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With Silver Falcon.

Our mining operations are based upon a lease of our mining rights on War Eagle Mountain to Silver Falcon.  All six of our directors, Pierre Quilliam, Thomas C. Ridenour, Denise Quilliam, Allan Breitkreuz, Lew Georges and Paul Parliament, are directors of Silver Falcon.  To the extent issues arise between Silver Falcon and us under the lease, we do not have any disinterested directors or officers to represent our interests, and any resolution will not be on arms-length terms.

We Have Substantial Commitments That May Require That We Raise Capital.

As of December 31, 2013, we had current assets of $38,476, current liabilities of $6,663,251, and a working capital deficit of ($6,624,775).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as amounts due related parties of $510,962.  However, we have $106,316 of accounts payable to third parties.  Our officers also have agreed to receive their salary in the form of shares of our Common Stock.  If our officers do not agree to receive our  stock in payment of their salaries, and we are unable to make payments in cash, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

We Are Required to Share Our Profits Derived From Properties In Which We Do Not Own 100% Fee Title.

We only own a 29.166% undivided interest in 76.63 acres of land on War Eagle Mountain.  Under Idaho law, we are required to pay the other joint tenant owners of the land their pro rata share of any net revenues we derive from minerals extracted from their property, less operating costs we incur.  We do not have any formal agreement with the majority owners of the 76.63 acres of land on War Eagle Mountain regarding the allocation of revenues between 76.63 acres in which they have an interest and the other acreage we own or lease on War Eagle Mountain, or the determination and allocation of costs properly chargeable against revenues allocated to their interests. Accordingly, there is a possibility that we may get into disputes with the majority owners of the 76.63 acres of land on War Eagle Mountain, which could adversely affect our profitability.

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

Risks Related to Our Casino Equipment Operations

We are affected by the risks faced by foreign casino owners because they are our customers.

Our casino customers are engaged in economically sensitive, highly cyclical and competitive businesses. As a result, we are indirectly affected by all the risks facing foreign casino owners, which are beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

•

Casinos are particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.  Consumer demand for hotel/casino resorts, trade shows and conventions and for luxury amenities is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; any further weaknesses in the job or housing market, additional credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakened job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure activities of our customers, thus imposing additional limits on pricing and harming our operations.

•

Casinos are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may have an adverse effect on their business, financial condition, results of operations or cash flows. Casinos are required to obtain and maintain licenses from the jurisdictions in which they operate in order to engage in business, and are subject to extensive background investigations and suitability standards. In some cases, a casino license may be subject to revocation at any time by government officials.  There can be no assurance that our casino customers will be able to obtain new licenses or renew any of their existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of their licenses could have a material adverse effect on their our business, financial condition, results of operations or cash flows.

•

Casinos are Subject to Anti-Money Laundering Laws.  Our casino customers deal with significant amounts of cash in their operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of their properties, employees, customers could have a material adverse effect on their financial condition, results of operations or cash flows.

•

Casinos are sensitive to the willingness of customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our casino customers’ facilities, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

•

Casinos are dependent on the willingness of their customers to travel. Only a small amount of our customer’s business is and will be generated by local residents. Most of their customers travel to reach their properties. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to our customers’ properties. Regional conflicts could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have an adverse effect on our customers’ financial condition, results of operations or cash flows.

•

Win rates for casinos’ gaming operations depend on a variety of factors, some beyond their control, and the winnings of their gaming customers could exceed their casino winnings. The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our customers’ gaming profits are mainly derived from the difference between their casino winnings and the casino winnings of their gaming customers. Since there is an inherent element of chance in the gaming industry, our customers do not have full control over our winnings or the winnings of their gaming customers. If the winnings of their gaming customers exceed their winnings, they may record a loss from gaming operations, which could have a material adverse effect on their business, financial condition, results of operations and cash flows.

•

Casinos face the risk of fraud and cheating. Our casino customers’ face attempts by their customers to commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with a casino’s employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses to our customers gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our customers’ reputations, potentially causing a material adverse effect on their business, financial condition, results of operations and cash flows.

Because we are currently dependent primarily upon our properties in three markets for all of our cash flow, we are subject to greater risks than competitors with more operating properties or that operates in more markets.

We currently do not have material casino equipment operations other than our Columbian equipment. As a result, we are primarily dependent upon our Columbian equipment for all of our cash flow.

Given that our operations are currently conducted only in Columbia, we are subject to greater degrees of risk than competitors with more operating properties or that operates in more markets. The risks to which we will have a greater degree of exposure include the following:

•

local economic and competitive conditions;

•

inaccessibility due to inclement weather, road construction or closure of primary access routes;

•

decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•

changes in local and state governmental laws and regulations, including gaming laws and regulations;

•

natural or man-made disasters, or outbreaks of infectious diseases;

•

a decline in the number of visitors to San Andres Isla, Columbia.

Changes in tax laws and regulations could impact our financial condition and results of operations.

We are subject to taxation and regulation by various government agencies, primarily in Columbia and the U.S. (federal, state and local levels). From time to time, U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits that we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates. If changes in tax laws and regulations were to significantly increase the tax rates on non-U.S. income, these changes could increase our income tax expense and liability, and therefore, could have an adverse effect on our effective income tax rate, financial condition and results of operations.

Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing.

To expand our casino equipment leasing business, we will need to finance the purchase of new casino equipment.  We currently do not have any arrangements to obtain loan or equity capital to finance new equipment purchases, and if we do not obtain such capital we may be unable to expand our operations.

Severe disruptions in the commercial credit markets in the recent past have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets was severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt. The effect of these disruptions was widespread and difficult to quantify. While economic conditions have recently improved, that trend may not continue and the extent of the current economic improvement is unknown. Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years.

Our business and financing plan may be dependent upon completion of future financings. If the credit environment worsens, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our remaining planned development projects, and as a consequence, our results of operations and business plans. Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our planned projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our planned projects could be lost and would result in an impairment charge.

Our Lessees are Subject to Currency Risks.

Our casino equipment lease provides for lease payments in U.S. dollars, while our lessee conducts business in Columbian Pesos.  Accordingly, our lessee’s ability to make lease payments is subject to our lessee’s ability to convert Columbian Pesos into U.S. dollars.  As a result, our lessee’s ability to make lease payments is subject to fluctuations in the exchange rate of the Columbian Peso against the U.S. dollar, as well as local laws and regulations which may limit or impair a Columbian person or entity’s ability to convert Columbian Pesos to U.S. dollars.

Our Legal Rights and Remedies are Uncertain In the Event of a Default by a Lessee.

In the event we are required to take any legal action under a lease of our casino equipment, such as to repossess our equipment, or we would be required to do so in the courts, and under the laws, of the country where the equipment is located.  The legal systems of foreign countries may not allow for the repossession of equipment as quickly and cost-effectively as in the U.S., with the result that the Company may face greater delays and expense in exercising any rights under its leases.  As a result, losses as a result of a default by a lessee may be greater than otherwise would be the case.

Our Major Shareholders Have A Material Conflict of Interest With Respect To Our Casino Equipment Lease to VONBLOM & & POMARE S.A.

Our casino equipment is currently leased under a master lease to VONBLOM & POMARE, S.A., which is controlled by Julios Kosta.  Mr. Kosta is our largest single shareholder, controlling 22,009,438 shares or common stock, or 22.7% of our common stock as of March 28, 2014.  Mr. Kosta is not an officer or director, but he has a paid consultant to us.  To the extent issues arise between VONBLOM & POMARE, S.A. and us under the lease, and any resolution will not be on arms-length terms.

Risks Related to Our Common Stock and Company

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Our Directors currently control us by virtue of their control of the majority of our Common Stock. As of March 28, 2014, our Directors combined control 29,769,747 shares of Common Stock, which is 30.7% of the outstanding Common Stock, which is likely sufficient to control the outcome of any shareholder vote.

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

We lease office space at 1001 3rd Avenue West, Suite #430, Bradenton, FL 34205, under a lease that runs from August 15, 2013 to August 14, 2015 at a rate of $546 per month for the first 12 months and $560 per month for the second 12 months. We share the cost of the lease with Silver Falcon equally.

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

ITEM 3. LEGAL PROCEEDINGS.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain.  The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares of common stock, valued by mutual agreement at approximately $150,000, and monthly consulting payments of $5,000 per month. The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s filed a Chapter 7 case. In November 2011, Mr. Corriganorrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mpter 7 trustee seeks recovery of the alleged $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney seeks re

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  As a result, the Company plans to continue defending the action vigorously.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2009, our common stock began to trade on the OTC Bulletin Board under the symbol “GHDC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2012 and 2013.

	2012*		2013*
	High	Low	High	Low
First Quarter	0.40	0.30	0.21	0.11
Second Quarter	0.20	0.10	0.21	0.07
Third Quarter	0.20	0.10	0.27	0.11
Fourth Quarter	0.30	0.10	0.25	0.10

*Share prices have been adjusted to give effect to a 1 for 10 reverse stock split that was effective on March 6, 2014

There were 103 shareholders of record of the common stock as of December 31, 2013. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2013 or 2012.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we did not issue any shares of common stock in unregistered transactions:

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, we did not purchase any shares of our common stock.

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

Overview

On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from two of our major shareholders for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.166% interest in 76.63 acres.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.  Subsequently, as a result of a survey we allowed our original claims to lapse, and reapplied for new lode claims that are better oriented in the direction of the three veins in the mountain. As a result, we now own 14 unpatented lode claims covering 262.85 acres.

On October 11, 2007, we entered into a lease of our mineral rights to Silver Falcon, which is responsible for all mining activities on War Eagle Mountain.  We are entitled to annual lease payments of $1,000,000, payable on a monthly basis, a monthly nonaccountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a net royalty of 15% of all amounts paid to Silver Falcon from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon was unable to commence operations according to its original schedule, we agreed to extend the commencement date several times, to January 1, 2012, and extended the lease term by an equal amount each time.  The lease as extended expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.

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

Our revenue, profitability, and future growth rate of our mining property operations depend substantially on factors beyond our control, including primarily Silver Falcon’s success in the commencement of mining operations on our properties, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our properties.

On September 19, 2013, our wholly-owned subsidiary entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing was conditioned on our completion of a 1 for 10 reverse stock split, among other things.  The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc. We completed the reverse split in March 2014, and completed the purchase on March 6, 2014.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option.

Our revenue, profitability, and future growth rate of our gaming equipment operations depend substantially on factors within and beyond our control, including primarily our ability to control expenditures abroad and the quality of service on our leased equipment, as well as local economic, and political fluctuations as well as the international tourist interest while on vacation.

Results of Operations

Fiscal Years ended December 31, 2013 and 2012

We are in the exploration stage but have generated revenues of $1,000,000 in the year ended December 31, 2013 and 2012.  Revenues consisted of lease payments of $1,000,000 from Silver Falcon.

We reported losses from operations during the years ended December 31, 2013 and 2012 of ($7,019,876) and ($1,273,678), respectively, an increase of $4,799,102.  The increased operating loss in 2013 as compared to 2012 was largely attributable to an increase in stock compensation expense of $5,821,630 offset by a decrease in consulting fees of $93.  Compensation expense increased as a result of accruals for compensation related to the equipment acquisition transaction, which closed in March 2014, at which time the accrued compensation was paid in full.

We reported a net loss during the years ended December 31, 2013 and 2012 of ($7,019,876) and ($2,220,774), respectively.  The increased net loss in 2013 as compared to 2012 was largely attributable to a higher loss from operations in fiscal 2013, offset by a one-time debt conversion expense in 2012 of $947,096.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the twelve months ended December 31, 2012 and 2013:

	Fiscal Year ended December 31,
	2012	2013
Net cash provided by (used) in operating activities	$ (276)	$ (2,522)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	3,000
Net (decrease) increase in unrestricted cash and cash equivalents	$ (276)	$ 478

Comparison of 2012 and 2013

In the year ended December 31, 2012 and 2013, we financed our operations primarily through the issuance of common stock and options for services and the deferral of salaries and lease payments from Silver Falcon.

Operating activities (used) provided ($276) of cash in 2012, as compared to ($2,522) of cash used in 2013.  Major non-cash items that affected our cash flow from operations in 2012 was $158,760 for the value of common stock issued for compensation and services.  Our operating assets and liabilities supplied $727,585 of cash, most of which resulted from an increase in due to related party of $716,083.

Major non-cash items that affected our cash flow from operations in 2013 were $1,526,704 for the value of common stock issued for compensation, and $49,251 for the value of options issued for compensation.  Our operating assets and liabilities provided $5,441,399)of cash, most of which resulted from an increase in accrued compensation of $6,045,973 offset by a decrease in due to related party of ($657,920).

Investing activities and Financing activities were zero in 2012 and 2013.

Liquidity

Our balance sheet as of December 31, 2013 reflects current assets of $38,476, current liabilities of $6,663,251, and a working capital deficit of ($6,624,775).  However, most of our current liabilities consist of accrued compensation that was paid with shares of our common stock in March 2014.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2013 and 2012.  These factors create an uncertainty about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent on the success of our plans.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9A (T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Pierre Quilliam	75	Chairman and Chief Executive Officer
Allan Breitkreuz	46	Executive Vice President and Director
Denise Quilliam	75	Secretary and Director
Thomas C. Ridenour	52	Chief Financial Officer and Director
Lew Georges	60	Director
Paul Parliament	47	Director

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

Lewis Georges has been a member of our board since July 2010.  Mr. Georges has over 31 years combined experience in both the investment and commercial real-estate industries. He is an Executive Vice-president of Investments for Davenport & Company, LLC, where he actively manages millions of dollars for individuals, corporations, non-profit organizations and 401(K) retirement plans. He is the main principal of a real estate development company where he owns and rents commercial real-estate space. He has strong business acumen and experiences and has been actively involved in numerous non-profit charities in the Norfolk, Virginia area.  Mr. Georges received a B.S. in Management from Virginia Commonwealth University and maintains a Series 7 Broker’s license with FINRA (Financial Industry Regulatory Authority).

Paul Parliament has been a member of our board since October 2012. For the last five years, Mr. Parliament has served as president of The Parliament Corporation and The Parliament Apartment Corporation, which is in the real estate business. Mr. Parliament has 28+ years as a successful real estate developer, and as President of “Marsadi Layne Properties, Inc.,” “The Parliament Corporation,” “P.D.P Developments, Inc.,” and “The Parliament Apartment Corporation,” Mr. Parliament has a vast knowledge of property acquisitions, corporate finance, planning, permitting, staffing, and management.

Mr. and Ms. Quilliam are married to each other.

Except as disclosed above, none of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of six directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2013, the following officers, directors and beneficial owners failed to file the following Forms 4 or 5 on a timely basis:

•

Pierre Quilliam, Christian Quilliam, Thomas C. Ridenour and Allan Breitkreuz failed to file a timely Form 4 with respect to Common stock that they received as compensation; however, all filed a Form 5 reporting those transactions.

•

Lew Georges and Paul Parliament were appointed directors on May 1, 2013, and have not filed a Form 3.   However, neither individual owned any shares of our common stock in 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last two fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $(1)	Stock Awards $(2)	Option Awards $ (3)	All Other Compensation $(4)	Total $

Pierre Quilliam, Chairman and CEO	2013 2012	$ 244,000 244,000	$ 236,250 267,125	$ -- 77,411	$ 122,606 147,357	$ 602,606 735,893

Allan Breitkreuz, Vice President and Director	2013 2012	157,500 86,000	30,000 --	-- 77,411	79,223 24,625	266,723 188,036

Christian Quilliam, Chief Operating Officer and Director	2013 2012	187,500 169,000	161,250 157,250	-- 77,411	94,313 109,632	443,063 513,293

Thomas C. Ridenour, Chief Financial Officer and Director	2013 2012	187,500 169,000	161,250 209,783	-- 77,411	105,563 119,772	454,313 575,966

(1)

For 2013, the salary for each named executive is based on the amount of salary payable under employment agreements dated January 1, 2013.  We issued Pierre Quilliam, Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour 14,244,724 shares, 11,081,207 shares, 10,024,463 shares and 11,567,294 shares of our Common Stock, respectively for their salary and payroll taxes. In addition, Silver Falcon issued to Pierre Quilliam, Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour 4,093,089 shares, 3,009,418 shares, 1,811,662 shares and 3,085,831 shares of its Class A Common Stock, respectively for their salary.

For 2012, the salary for each named executive is based on the amount of salary payable under employment agreements dated January 1, 2012.  Pierre Quilliam, Denise Quilliam, Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour received all of their salary and payroll taxes in multiple issuances of shares of Class A Common Stock by Silver Falcon.  We did not issue any shares to our Officers and Directors for the year 2012.  The salary for each named executive is based on the amount of salary payable under employment agreements dated January 1, 2013, and was paid by the issuance of shares of Class A Common Stock to the executive by Silver Falcon.

(2)

In 2013, the board approved stock grants of shares of Common Stock for Pierre Quilliam, Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour of 11,812,500 shares, 8,062,500 shares, 1,500,000 shares and 8,062,500 shares, respectively.  All shares were valued at $0.02 per share, which was the market price on the date of issuance.  All shares were granted as deferred compensation subject to a one year vesting requirement.

In 2012, the board approved stock grants of shares of Class A Common Stock for Pierre Quilliam, Christian Quilliam and Thomas C. Ridenour.  All shares were issued by Silver Falcon on our behalf.

(3)

In 2012, the option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour consisted of 7,500,000 options each to purchase Common Stock.  The options have an exercise price of $0.0153 per share, a ten year term, and are subject to a one year vesting period.

In 2013, no option awards were granted.

(4)

In 2012, “All Other Compensation” includes shares of Common Stock issued to each of Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour, for serving on the board of directors and additional compensation to cover payroll taxes on base compensation.  All shares were issued by Silver Falcon on our behalf.

In 2013, “All Other Compensation” includes shares issued to Pierre Quilliam, Christian Quilliam Allan Breitkreuz and Thomas C. Ridenour to compensate them for payroll taxes valued at $122,606, $94,313, $79,223, and $105,563, respectively.  All shares are included in the issuances discussed on item (1).

(5)

The value of stock and options reported for each named executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	3,000,000 7,500,000 7,500,000	-- -- --	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Denise Quilliam	2,000,000 3,750,000 7,500,000	-- -- --	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Christian Quilliam	2,000,000 7,500,000 7,500,000	-- -- --	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Thomas C. Ridenour	2,000,000 7,500,000 7,500,000	-- -- --	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

Allan Breitkreuz	2,000,000 7,500,000 7,500,000	-- -- --	-- -- --	0.057 0.033 0.0153	12/20/2020 12/30/2021 12/10/2022	-- -- --	-- -- --	-- -- --	-- -- --

*All of the foregoing options were cancelled on March 6, 2014 for nominal consideration.

Employment Agreements

We have an employment agreement with Mr. Pierre Quilliam dated September 1, 2013 and with Mr. Thomas Ridenour dated October 1, 2013. We are accruing compensation for all officers at the rate specified in employment agreements or based on 2012 agreements for officers without current agreements.

Director Compensation

The compensation of all of our directors is reported in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 28, 2014, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Julios Kosta (2) 30 West Beaver Creek Rd., Unit 105 Richmond Hill Ontario L4B 3K1 Canada	22,009,438	22.7%

Pierre Quilliam (3)(10)	12,908,860	13.3%

New Vision Financial, Ltd. 60 Market Square, P.O. Box 364 Belize City, Belize	10,548,146	10.9%

Christian Quilliam (4)(10)	7,708,818	7.9%

Jack Frydman78 Venice Crescent, Thornhill Ontario, L4J 7T1 Canada	7,420,791	7.6%

Tom Ridenour (5)(10)	7,159,371	7.4%

Allan Breitkreuz (6)(10)	4,559,622	4.7%

Denise Quilliam (7)(10)	4,291,894	4.4%

Lewis Georges (8)(10)	550,000	0.6%

Paul Parliament (9)(10)	550,000	0.6%

All Officers and Directors as a Group	29,769,747	30.7%

(1)

Based upon 97,046,048 shares issued and outstanding as of March 28, 2014.

(2)

Julios Kosta’s shares include 7,420,791 shares owned outright and 14,588,647 shares owned by Game Touch, LLC.

(3)

Pierre Quilliam’s shares include 7,808,860 shares owned outright, 5,050,000 shares owned by Bisell Investments, Inc., a company of which Mr. Quilliam is a director and president, and 50,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.  Mr. Quilliam’s shares do not include any shares owned by Denise Quilliam, who is his spouse.

(4)

Christian Quilliam’s shares include 5,635,568 shares owned outright, 2,023,250 owned by Q-Prompt, a company he controls, and 50,000 shares owned by Silver Falcon.  Mr. Quilliam is an officer and director of Silver Falcon and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.

(5)

Thomas C. Ridenour’s shares include 7,109,371 shares owned outright, 50,000 shares owned by Silver Falcon.  Mr. Ridenour is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.

(6)

Allan Breitkreuz’s shares include 4,509,622 shares owned outright, and 50,000 shares owned by Silver Falcon.  Mr. Breitkreuz is an officer and director of Silver Falcon and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.

(7)

Denise Quilliam’s shares include 4,241,894 shares owned outright, and 50,000 shares owned by Silver Falcon.  Ms. Quilliam is an officer and director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity. Ms. Quilliam’s shares do not include any shares owned by Pierre Quilliam, who is her spouse.

(8)

Lewis Georges shares include 500,000 shares owned outright, and 50,000 shares owned by Silver Falcon.  Mr. Georges is a director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.

(9)

Paul Parliament shares include 500,000 shares owned outright, and 50,000 shares owned by Silver Falcon.  Mr. Parliament is a director of Silver Falcon, and in that capacity exercises the shared power to vote and dispose of the shares owned by that entity.

(10)

1001 3rd Avenue West, Suite 430, Bradenton, Florida 34205.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
2010 Stock Option Plan	1,300,000	0.57	200,000
2010 Employee, Consultant and Advisor Stock Compensation Plan	208,333	0.57	1,291,667
2011 Employee, Consultant and Advisor Stock Compensation Plan	3,322,691	0.33	677,309

Equity compensation plans not approved by security holders
2012 Stock Option Plan	3,750,000	0.153	--
Total	8,581,024		2,168,976

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a royalty of 15% from any net proceeds payable to Silver Falcon by the refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon was unable to commence operations according to its original schedule, we agreed to extend the commencement date several times, to July 1, 2010.

In the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  The lease as extended expires on October 1, 2026, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  All of our officers and directors are also officers and directors of Silver Falcon.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision Financial, Ltd. (“New Vision”).  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  New Vision converted the loans into Common Stock in 2010.  On October 1, 2012, we issued New Vision 39,462,329 additional shares of Common Stock as additional consideration on the notes converted in November 2010.  The transaction was recorded as debt conversion expense.

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2012, we were indebted to Silver Falcon in the amount of $1,187,282.  Most of the amount that we owed Silver Falcon is attributable to the value of shares of Class A Common Stock that Silver Falcon issued to our officers as payment of part of their salary for 2012.  As of December 31, 2013, we were indebted to Silver Falcon in the amount of $389,762.

Loans from Bisell Investments, Inc.

During the year ended December 31, 2013, we borrowed $113,451 from Bisell Investments, Inc., a company controlled by Pierre Quilliam, our chief executive officer.  The loans are non-interest bearing, unsecured, demand loans.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2012 and 2013, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.  After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2012 and 2013:

Fee Category	Fiscal 2012 Fees	Fiscal 2013 Fees
Audit Fees	$ 18,000	$ 18,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 18,000	$ 18,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2013 or 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of GoldLand Holdings Co. as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.2	By-Laws (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed October 5, 2010 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)
3.4*	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014
4.1	Form of Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.1	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed November 24, 2008)
10.2	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.3	Amendment to Amendment to Lease dated March 24, 2011 (incorporated by reference to the Annual Report on Form 10-K filed March 31, 2011)

10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed December 20, 2010)
10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed December 20, 2010)
10.8	Amendment to Lease dated April 12, 2013 (incorporated by reference to the Form 10-K filed April 16, 2013)
10.9

Amended Asset Purchase Agreement dated November 18, 2013 by and among Universal Entertainment SAS, Ltd., Game Touch, LLC, Claudia Cifuentes Robles, and Universal Entertainment SAS, Inc. ((incorporated by reference to the Form 8-K filed November 18, 2013)

10.10*	Lease Agreement between Universal Equipment SAS, Inc. and VOMBLOM & POMARE, S.A.
10.11*	Form of Consulting Agreement
10.12*	Employment Agreement with Pierre Quilliam dated September 1, 2013
10.13*	Employment Agreement with Thomas Ridenour dated October 1, 2013
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
14	Code of Business Conduct and Ethics (incorporated by reference to the Annual Report on Form 10-K filed July 17, 2009)
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDLAND HOLDINGS CO.
Dated: April 15, 2014	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Dated: April 15, 2014	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 15, 2014	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 15, 2014	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: April 15, 2014	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Date: April 15, 2014	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Date: April 15, 2014	/s/ Lew Georges
By: Lew Georges, Director

Date: April 15, 2014	/s/ Paul Parliament
By: Paul Parliament, Director

EXHIBIT A

GOLDLAND HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GoldLand Holdings Co.

We have audited the accompanying balance sheet of GoldLand Holdings Co. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

April 11, 2014

GOLDLAND HOLDINGS CO.

BALANCE SHEET

DECEMBER 31, 2013 and 2012

ASSETS	2013	2012
Cash and cash equivalents	$ 478	$ -
Due to related parties	-	-
Prepaid expenses	34,998	52,498
Other assets	3,000	3,000
Total current assets	38,476	55,498

Mining Properties (see Note 3)	360,000	360,000

Total Assets	$ 398,476	$ 415,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 106,316	$ 70,470
Accrued compensation	6,045,973	-
Due to related party	510,962	1,168,882
Total current liabilities	6,663,251	1,239,352

Notes payable	3,000	-
Total liabilities	6,666,251	1,239,352

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 39,828,881 and 31,860,460 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,983	3,186
Additional paid in capital	12,201,959	10,626,801
Accumulated deficit	(18,473,717)	(11,453,841)
Total stockholders' deficit	(6,267,775)	(823,854)

Total Liabilities and Stockholders' Deficit	$ 398,476	$ 415,498

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

Revenues:	$ 1,000,000	$ 1,000,000

Expenses:
Consulting fees	111,272	204,880
Stock compensation expense	7,866,677	2,045,037
General and administrative	41,927	23,761
Total expenses	8,019,876	2,273,678

Loss from operations	$ (7,019,876)	$ (1,273,678)

Debt conversion expense	-	(947,096)

Net Loss	$ (7,019,876)	$ (2,220,774)

Net loss per common share - basic	$ (0.18)	$ (0.08)

Weighted average number of common shares outstanding - basic	39,736,016	28,537,355

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit

Balance at 12/31/11	27,180,897	-	$ 2,718	$ -	$ 9,134,356	$ (9,233,067)	$ (95,993)
Issuance of common stock for services	733,330	-	73		158,687		158,760
Issuance of common stock for conversion of notes payable	3,946,233		395		946,701		947,096
Options granted					387,057		387,057
Net loss						(2,220,774)	(2,220,774)
Balance at 12/31/12	31,860,460	-	$ 3,186	$ -	$ 10,626,801	(11,453,841)	$ (823,854)
Issuance of common stock for services	334,902	-	33		49,218		49,251
Issuance of common stock for compensation	7,633,519		764		1,525,940		1,526,704
Options granted
Net loss						(7,019,876)	(7,019,876)
Balance at 12/31/13	39,828,881	-	$ 3,983	$ -	$ 12,201,959	(18,473,717)	$ (6,267,775)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (7,019,876)	$ (2,220,774)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	49,251	158,760
Issuance of common stock for compensation	1,526,704	-
Compensation paid by related party	(657,920)	716,083
Debt conversion expense	-	947,096
Options granted	-	387,057
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	35,846	(6,000)
Prepaid expenses	17,500	17,502
Accrued compensation	6,045,973	-

Net cash (used in) operating activities	(2,522)	(276)

Cash flows from financing activities:
Proceeds from notes payable	3,000	-
Net cash provided by financing activities	3,000	-

Net increase (decrease) in cash and cash equivalents	478	(276)
Cash and equivalents at beginning of period	-	276
Cash and equivalents at end of period	$ 478	$ -

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(continued)

	2013	2012
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 49,251	$ 158,760
Shares issued for compensation	$ 1,526,704	$ -
Non-cash lease income	$ (1,000,000)	$ (1,000,000)

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (“Silver Falcon”) under which Silver Falcon is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by Silver Falcon from tailing piles on the premises or through shafts or adits located on the premises.

On September 19, 2013, our wholly-owned subsidiary entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing was conditioned on our completion of a 1 for 10 reverse stock split, among other things.  The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc. We completed the reverse split in March 2014, and completed the purchase on March 6, 2014.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option.

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

Significant Recent Accounting Pronouncements

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company is still evaluating the impact of the updated guidance on the consolidated financial position, results of operations or cash flows.

NOTE 3 – NOTES PAYABLE

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision Financial, Ltd. (“New Vision”).  The loans have been made pursuant to promissory notes that bear interest at 7% per annum, and are convertible into common stock at $0.03 per share.  New Vision converted all of its indebtedness into common stock in 2010.  On October 1, 2012, we issued New Vision 3,946,233 as additional consideration on notes converted on November 12, 2010.  The transaction was recorded as debt conversion expense.

NOTE 4 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2012 and 2013:

	December 31, 2012	December 31, 2013

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2012	December 31, 2013

Deferred tax assets	$4,409,729	$7,112,381

Less valuation allowance	(4,409,729)	(7,112,381)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2013, the Company had net operating loss carryforwards of approximately $18,473,717 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2033. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a net royalty of 15% from any proceeds payable to Silver Falcon by the refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012.

In the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  Silver Falcon remains remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.  All of our officers and directors are also officers and directors of Silver Falcon.

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision.  See Note 3.

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2013, we were indebted to Silver Falcon in the amount of $397,511.  Most of the amount that we owed Silver Falcon is attributable to the value of shares of Class A Common Stock that Silver Falcon issued to our officers as payment of part of their salary for 2012.  As of December 31, 2012, we were indebted to Silver Falcon in the amount of $1,187,282.

Loans from Bisell Investments, Inc.

During the year ended December 31, 2013, we borrowed $113,451 from Bisell Investments, Inc., a company controlled by Pierre Quilliam, our chief executive officer.  The loans are non-interest bearing, unsecured, demand loans.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 1, 2013, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay Mr. Quilliam $250,000 per year.

On October 1, 2013, we entered into an employment agreement with Thomas C. Ridenour under which we agreed to pay Mr. Ridenour $185,000 per year.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain. The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares of common stock, valued by mutual agreement at approximately $150,000, and monthly consulting payments of $5,000 per month. The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s filed a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the alleged $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees. On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  As a result, the Company plans to continue defending the action vigorously.

NOTE 7 - CAPITAL STOCK

At December 31, 2013, the Company's authorized capital stock was 400,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 39,828,881 shares of Common Stock, and no shares of Preferred Stock.

On March 6, 2014, the company amended it Certificate of Incorporation to increase its authorized capital stock to 1,000,000,000 shares of Common Stock, par value $0.0001 per share.  In addition, the company amended it Certificate of Incorporation to effect a reverse split of its common stock at a ratio of one share for each ten shares.

2012 Transactions:  During the year ended December 31, 2012, the Company issued shares of Common Stock in the following transactions:

•

733,330 shares of Common Stock for consulting services valued at $158,760.

•

3,946,233 shares of Common Stock related to conversions of notes payable valued at $947,096.

2013 Transactions:  During the year ended December 31, 2013, the Company issued shares of Common Stock in the following transactions:

•

334,902 shares of Common Stock for consulting services valued at $49,251.

•

7,633,519 shares of Common Stock for compensation valued at $1,526,704.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2013 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2011	5,050,000	$0.39
Granted	3,750,000	$0.153
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2012	8,800,000	$0.289
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2012	8,800,000	$0.289

All warrants issued in 2012 have an exercise price of $0.0153, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2012, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.0153
Risk-free interest rate at grant date	0.15%
Expected stock price volatility	52%
Expected dividend payout	0%
Expected option life (in years)	5 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2012 was $387,057.  No warrants were issued, exercised, cancelled or expired in 2013.

NOTE 9 – REVERSE STOCK SPLIT

On March 6, 2014, the Company amended it Certificate of Incorporation to increase its authorized capital stock to 1,000,000,000 shares of Common Stock, par value $0.0001 per share.  In addition, the Company amended it Certificate of Incorporation to effect a reverse split of its common stock at a ratio of one share for each ten shares.

NOTE 10 – EQUIPMENT ACQUISITION

On September 19, 2013, the Company (through its wholly-owned subsidiary, Universal Entertainment SAS, Inc.) entered into an Asset Purchase Agreement with Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, to acquire certain casino equipment (the “Equipment”)(such transaction hereinafter referred to as the “Equipment Acquisition”).  Closing of the Equipment Acquisition was conditioned on the Company effecting a one for ten reverse stock split, among other conditions.  The Equipment had an original cost of $874,970, and includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc.  The Asset Purchase Agreement provides that at closing of the Equipment Acquisition the Company the following transactions would take place.

•

The Company would issue 17,450,535 shares of Common Stock to acquire the Equipment.

•

The Company would enter into a lease (the “Lease”) of the Equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option.

•

The Company would enter into consulting agreements with two shareholders of the seller, which provide for aggregate annual compensation of $370,000 per year payable in restricted shares of the Company’s common stock, and have a term of five years.

•

The Company would enter into certain employment or consulting agreements which will obligate the Company to make total payments of $1,235,000 per year for five years, which payments will be made in shares of the Company’s Common Stock at its market price at the time of issuance.  .

•

The Company would issue 19,977,980 shares of the Company’s Common Stock to certain officers, directors, and consultants, as well as the two principals of Universal Entertainment SAS, Ltd., as bonuses under consulting agreements or employment agreements with such persons.

•

The Company would issue 17,000,000 shares of the Company’s Common Stock to certain officers, directors and significant shareholders.

•

The Company would cancel 8,600,000 options held by certain officers and directors of the Company.

The Company accrued the value of the shares issuable as bonuses at closing of the Equipment Acquisition as a current liability at December 31, 2013.  The Company completed the Equipment Acquisition and related transactions in March 2014.  (See Note 12 – Subsequent Events).

NOTE 11 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($2,220,774) and ($7,019,876) for the twelve months ended December 31, 2012 and 2013, respectively.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 12 – SUBSEQUENT EVENTS (UNAUDITED)

On September 19, 2013, the Company (through its wholly-owned subsidiary, Universal Entertainment SAS, Inc.) entered into an Asset Purchase Agreement with Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, to acquire certain casino equipment (the “Equipment”)(such transaction hereinafter referred to as the “Equipment Acquisition”).  The Equipment Acquisition closed in March 2014, at which time the following transactions took place:

•

The Company effected a one for ten reverse stock split.

•

The Company issued 17,450,535 shares of Common Stock to acquire the Equipment.

•

The Company entered into a lease (the “Lease”) of the Equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option.

•

The Company entered into consulting agreements with two shareholders of the seller, which provide for aggregate annual compensation of $370,000 per year payable in restricted shares of the Company’s common stock, and have a term of five years.

•

The Company entered into certain employment or consulting agreements which will obligate the Company to make total payments of $1,235,000 per year for five years, which payments will be made in shares of the Company’s Common Stock at its market price at the time of issuance.  .

•

The Company issued 19,977,980 shares of the Company’s Common Stock to certain officers, directors, and consultants, as well as the two principals of Universal Entertainment SAS, Ltd., as bonuses under consulting agreements or employment agreements with such persons.

•

The Company issued 17,000,000 shares of the Company’s Common Stock to certain officers, directors and significant shareholders.

•

The Company cancelled 8,600,000 options held by certain officers and directors of the Company.

Since January 1, 2014, in addition to the transactions described above, the Company has issued shares of Common Stock in the following transactions:

•

19,113 shares of Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $3,000.

•

269,539 shares of Common Stock were issued in payment of consulting fees valued at $38,500.