Form 10-Q
period 2014-03-31
GoldLand Holdings Corp.
filed 2014-05-20
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53505

GOLDLAND HOLDINGS CO.

(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0350814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 3rd Ave., W.,  Suite #430,  Bradenton, Florida 34205

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 109,729,839 shares as of May 14, 2014.

2

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

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4. Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

17

SIGNATURES

18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS CO.

BALANCE SHEET

MARCH 31, 2014 AND DECEMBER 31, 2013

ASSETS	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Cash and cash equivalents	$ 290	$ 478
Prepaid expenses	30,623	34,998
Other assets	3,000	3,000
Total current assets	33,913	38,476

Gaming equipment, net	369,966	-
Mining Properties	360,000	360,000

Total Assets	$ 763,879	$ 398,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 110,375	$ 106,316
Due to related parties	525,984	510,962
Accrued compensation	-	6,045,973
Total current liabilities (all current)	636,359	6,663,251

Notes payable	-	3,000
Total liabilities	636,359	6,666,251

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 107,567,223 and 39,828,881 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10,757	3,983
Additional paid in capital	19,502,337	12,201,959
Accumulated deficit	(19,385,574)	(18,473,717)
Total stockholders' deficit	127,520	(6,267,775)

Total Liabilities and Stockholders' Equity (Deficit)	$ 763,879	$ 398,476

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues:	$ -	$ 250,000

Expenses:
Professional fees	471,652	46,330
Stock compensation expense	424,384	455,176
Depreciation expense	6,271	-
General and administrative	9,492	5,491
Total expenses	911,799	506,997

Loss from operations	(911,799)	(256,997)

Interest expense	(58)	-

Net Loss	$ (911,857)	$ (256,997)

Net loss per common share – basic and fully diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding – basic and fully diluted	56,797,246	39,449,292

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (911,857)	$ (256,997)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	458,000	45,750
Issuance of common stock for compensation	6,469,857	1,526,704
Issuance of common stock for interest	58	-
Increase (decrease) in operating assets and liabilities:
Depreciation	6,271	-
Accounts payable and accrued expenses	4,059	581
Accrued compensation	(6,045,973)	-
Prepaid expenses	4,375	(1,361,153)
Due to related party	15,022	45,165
Net cash provided by (used in) operating activities	(188)	50

Net increase (decrease) in cash and cash equivalents	(188)	50
Cash and equivalents at beginning of period	478	-
Cash and equivalents at end of period	$ 290	$ 50

	2014	2013
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 458,000	$ 45,750
Shares issued to repay note payable	$ 3,058	$ -
Shares issued for purchase of gaming equipment	$ 376,237	$ -
Shares issued for compensation	$ 6,469,857	$ 1,526,704
Non-cash lease income	$ -	$ (250 000)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/13	39,828,881	-	$ 3,983	$ -	$ 12,201,959	$ (18,473,717)	$ (6,267,775)

Shares issued for services	3,769,539	-	377	-	457,623	-	458,000
Shares issued for compensation	46,499,155		4,650		6,465,207		6,469,857
Shares issued for conversion of notes payable	19,113		2		3,056		3,058
Shares issued for purchase of gaming equipment	17,450,535		1,745		374,492		376,237
Net loss	-	-	-	-	-	(911,857)	(911,857)
Balance at 03/31/14	107,567,223	-	$ 10,757	$ -	$ 19,502,337	$ (19,385,574)	$ 127,520

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2014, the amount due to Silver Falcon was $324,472, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $2,550, the amount due to Pierre Quilliam was $417, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $1,700, and the amount due to Bisell Investments, LLC was $200,145.  The amounts are non-interest bearing, unsecured demand loans.

Silver Falcon is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, issued shares of its common stock to pay compensation expenses of our officers and independent contractors.

In connection with the Equipment Acquisition (see Note 8), we issued 17,000,000 shares of common stock to various officers, directors and significant shareholders as a bonus for past services and support of the Company and as consideration for future services and support.  The shares were valued at $0.15 per share, which was the market value of the shares on the date of issuance.  Set forth below are the number of shares and the value of the shares issued to each recipient.

Shareholder	No. of Shares	Estimated Value
Paul Parliament	500,000	$ 75,000
Lewis Georges	500,000	75,000
Christian Quilliam	5,000,000	750,000
New Vision Financial, Ltd.	2,000,000	300,000
Allan Breitkreuz	3,000,000	450,000
Bisell Investments, Inc.	2,000,000	300,000
Denise Quilliam	4,000,000	600,000

Total	17,000,000	$ 3,150,000

In connection with the Equipment Acquisition, the Company entered into agreements to cancel any outstanding options held by its officers and directors in consideration for $100 payable to each optionholder.  Set forth below are the options that were cancelled:

Pierre Quilliam	1,800,000
Denise Quilliam	1,325,000

Christian Quilliam	1,700000
Thomas C. Ridenour	1,700000
Allan Breitkreuz	1,700000
Pascale Tutt	375,000
Total	8,600,000

In connection with the Equipment Acquisition, the Company entered into employment or consulting agreements with certain officers, which included certain bonus shares issued to the officer.  Set forth below is a summary of the key terms of the employment or consulting agreements and the bonus shares issued to each thereunder:

Consultant	Compensation	Term	Bonus Shares	Value of Bonus Shares

Pascale Quilliam	$150,000/year	5 years	500,000	75,000
Pierre Quilliam	$250,000/year	5 years	-	-
Thomas C. Ridenour	$185,000/year	5 years	3,000,000	450,000
Q-Prompt, Inc.	None	5 years	1,000,000	150,000

Total:			4,500,000	$ 675,000

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

NOTE 5 – REVERSE STOCK SPLIT

On March 6, 2014, the Company amended it Certificate of Incorporation to increase its authorized capital stock to 1,000,000,000 shares of Common Stock, par value $0.0001 per share.  In addition, the Company amended it Certificate of Incorporation to effect a reverse split of its common stock at a ratio of one share for each ten shares.  All share amounts have been restated to reflect the stock split.

NOTE 6 - CAPITAL STOCK

At March 31, 2014, the Company's authorized capital stock was 1,000,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 107,567,223 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended March 31, 2014, we issued shares of in the following transactions:

•

3,769,539 shares of Common Stock valued at $458,000 for services.

•

46,499,155 shares of Common Stock valued at $6,469,857 were issued in payment of various compensation agreements of accrued compensation of $6,045,973 at December 31, 2013, and compensation during the period of $424,384.

•

17,450,535 shares of Common Stock valued at $3,490,107 were issued for the acquisition of gaming equipment and the related licenses.

•

19,113 shares of Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $3,000.

NOTE 7 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($911,857) for the three months ended March 31, 2014.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 9 – SUBSEQUENT EVENTS

None.

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

Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004 our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccer team.  On August 7, 2007, our Certificate of Incorporation was amended and restated, pursuant to which our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.  We are currently engaged in two lines of business:  mining properties, and gaming equipment leases.

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

On October 11, 2007, we leased the mining operations on our properties and claims to Silver Falcon Mining, Inc.  Under the lease, Silver Falcon is responsible for all mining activities on the land, and it is obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a net royalty of 15% from any proceeds we receive from a refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease, as most recently amended, provides for a deferral of lease payments for two years beginning on January 1, 2014.  The lease, as most recently amended, expires on October 1, 2028, although Silver Falcon has the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Silver Falcon.

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

We agreed to a two year deferral of lease payments from Silver Falcon because Silver Falcon is unable to make lease payments while it undergoes a recapitalization.  In particular, it needs to raise capital to complete its metallurgical lab and build a leaching facility to improve operations at its mill.  It also needs to raise capital to pay a number of delinquent liabilities, some of which have placed liens against its mill, including the State of Idaho, the Internal Revenue Service, and several trade creditors who have obtained judgments against it.

Gaming Equipment: On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing occurred on March 6, 2014. The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. The Equipment is used primarily in the operation of a casino that is owned and operated by the lessee on Isla San Andres, Colombia. However, some of the equipment, such as video poker and slot machines, may be placed in retail locations under agreements with the retail merchant to divide winnings from the machines.

 Results of Operations

Three Months ended March 31, 2014 and 2013

We reported revenues of $0 and $250,000 during the three months ended March 31, 2014 and 2013, respectively. All of our revenues for 2013 constitute base rental payments under our lease with Silver Falcon.  The lease has been deferred for a period of two years, effective January 1, 2014, because of Silver Falcon’s need to recapitalize its operations.

We reported losses from operations during the three months ended March 31, 2014 and 2013 of ($911,799) and ($256,997), respectively.  The increased operating loss in 2014 as compared to 2013 was largely attributable to an increase in consulting fees of $425,322 related to consulting agreements that we entered into in connection with our gaming business and properties in South America, offset by a decrease in stock compensation of $30,792.

We reported a net loss during the three months ended March 31, 2014 and 2013 of ($911,857) and ($256,997), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2014 and 2013:

Nine months ended September 30,
	2014	2013
Net cash provided by (used) in operating activities	$ (188)	$ 50
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (188)	$ 50

Comparison of 2014 and 2013

Operating activities (used) contributed ($188) of cash in 2014, as compared to a contribution of $50 of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2014 were increases in stock issued for services of $458,000 and stock issued for compensation of $6,469,857, offset by a decrease in accrued compensation of ($6,045,973).

Major non-cash items that affected our cash flow from operations in 2013 were a decrease in prepaid expenses of ($1,361,153) offset by an increase in stock issued for compensation of $1,526,704.

There were no investing or financing activities in either 2014 or 2013 other than loans made by related parties as listed above.

Current Liquidity

Our balance sheet as of March 31, 2014 reflects cash and current assets of $33,913, current liabilities of $636,359, and a working capital deficit of ($602,446).  However, most of our current liabilities consist of balances due to related parties, and most of our current assets consist of prepaid compensation paid to our officers which is capitalized as a prepaid expense.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any ore produced from tailing piles or through shafts or adits located on our property on War Eagle Mountain. Effective January 1, 2014, we agreed to allow Silver Falcon to defer lease payments for a period of two years to allow Silver Falcon time to recapitalize itself.

As a result of the deferral of rent payments under our lease with Silver Falcon, our sole source of revenue is our lease of casino equipment in South America.  However, our casino equipment lease payments are not sufficient to pay our full contractual commitments for salaries and consulting payments, as well as other operating expenses.  As a result, we are dependent on the issuance of shares of our common stock for services, and loans from our officers and other shareholders, to pay our administrative expenses.

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

We may have to make estimates of future earnings from our leasing of gaming equipment as expansion and future acquisitions will impact  revenue in that sector of our business.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($911,857) for the three months ended March 31, 2014.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, we issued shares of in the following transactions:

•

3,577,010 shares of Common Stock valued at $430,500 for services.

•

46,499,155 shares of Common Stock valued at $6,469,857 were issued in payment of various compensation agreements.

•

17,450,535 shares of Common Stock valued at $3,490,107 were issued for the acquisition of gaming equipment and the related licenses.

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

GOLDLAND HOLDINGS CO.
Date: May 20, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 20, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

19