Form 10-Q
period 2014-06-30
GoldLand Holdings Corp.
filed 2014-08-13
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,103,724 shares as of August 4, 2014.

GOLDLAND HOLDINGS CO.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

18

Item 4.  Controls and Procedures.

18

PART II.  OTHER INFORMATION.

18

Item 1.  Legal Proceedings.

18

Item 1A.  Risk Factors.

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4. Mine Safety Disclosures.

19

Item 5.  Other Information.

19

Item 6.  Exhibits.

19

SIGNATURES

20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS CO.

BALANCE SHEET

JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Cash and cash equivalents	$ 2,037	$ 478
Accounts receivable	371,387	-
Prepaid expenses	26,248	34,998
Other assets	3,000	3,000
Total current assets	402,672	38,476

Gaming equipment, net	484,746	-
Mining Properties	360,000	360,000

Total Assets	$ 1,247,418	$ 398,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 124,027	$ 106,316
Due to related parties	96,309	510,962
Payroll taxes payable	2,949	-
Accrued compensation	349,162	6,045,973
Total current liabilities	572,447	6,663,251

Notes payable	-	3,000
Total liabilities	572,447	6,666,251

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 120,782,114 and 39,828,881 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	12,078	3,983
Additional paid in capital	21,800,596	12,201,959
Accumulated deficit	(21,137,703)	(18,473,717)
Total stockholders' equity (deficit)	674,971	(6,267,775)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,247,418	$ 398,476

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues:	$ 625,989	$ 500,000

Expenses:
Professional fees	2,373,890	47,476
Stock compensation expense	634,296	910,352
Gaming operating expenses	122,162	-
Depreciation expense	27,347	-
General and administrative	131,693	9,900
Total expenses	3,289,388	967,728

Loss from operations	(2,663,399)	(467,728)

Interest expense	(587)	-

Net Loss	$ (2,663,986)	$ (467,728)

Net loss per common share – basic and fully diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding – basic and fully diluted	86,687,412	39,641,087

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues:	$ 625,989	$ 250,000

Expenses:
Professional fees	1,902,238	1,146
Stock compensation expense	209,912	455,176
Gaming operating expenses	122,162	-
Depreciation expense	21,076	-
General and administrative	122,201	4,409
Total expenses	2,377,589	460,731

Loss from operations	(1,751,600)	(210,731)

Interest expense	(529)	-

Net Loss	$ (1,752,129)	$ (210,731)

Net loss per common share – basic and fully diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding – basic and fully diluted	116,013,468	39,828,881

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (2,663,986)	$ (467,728)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	2,195,599	49,251
Issuance of common stock for compensation	6,895,982	1,526,704
Issuance of common stock for interest	58	-
Increase (decrease) in operating assets and liabilities:
Depreciation	27,347	-
Accounts receivable	(371,387)	-
Accounts payable and accrued expenses	17,711	(1,774)
Accrued compensation	(5,696,811)	-
Prepaid expenses	8,750	(901,602)
Payroll taxes payable	2,949	-
Due to related party	(414,653)	(203,835)
Net cash provided by (used in) operating activities	1,559	1,016

Net increase (decrease) in cash and cash equivalents	1,559	1,016
Cash and equivalents at beginning of period	478	-
Cash and equivalents at end of period	$ 2,037	$ 1,016

	2014	2013
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 2,195,599	$ 45,750
Shares issued to repay note payable	$ 3,058	$ -
Shares issued for purchase of gaming equipment	$ 512,093	$ -
Shares issued for compensation	$ 6,895,982	$ 1,526,704
Non-cash lease income	$ -	$ (250 000)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/13	39,828,881	-	$ 3,983	$ -	$ 12,201,959	$ (18,473,717)	$ (6,267,775)

Shares issued for services	12,727,679	-	1,273	-	2,194,326	-	2,195,599
Shares issued for compensation	49,542,906		4,954		6,891,028		6,895,982
Shares issued for conversion of notes payable	19,113		2		3,056		3,058
Shares issued for purchase of gaming equipment	18,663,535		1,866		510,227		512,093
Net loss	-	-	-	-	-	(2,663,986)	(2,663,986)
Balance at 06/30/14	120,782,114	-	$ 12,078	$ -	$ 21,800,596	$ (21,137,703)	$ 674,971

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

On September 19, 2013, our wholly-owned subsidiary entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing was conditioned on our completion of a 1 for 10 reverse stock split, among other things.  The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game machines and related furniture and equipment; roulette machine and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc. We completed the reverse split in March 2014, and completed the purchase on March 6, 2014.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue under lease and royalty agreements is recognized when earned according to the lease and royalty agreement.  Lease income is recognized as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as minerals are extracted and refined.

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

Foreign Currency Translation

We are exposed to foreign currency exchange risk through our foreign operation. Our operation reports its earnings in local currency. We translate their foreign assets and liabilities at exchange rates in effect at the balance sheet dates. We translate their revenues and expenses using average rates during the period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheets. We do not hedge foreign currency translation risk in the net assets and income we report from these sources.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2014, the amount due from Silver Falcon was $147,369, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $2,050, the amount due to Pierre Quilliam was $40,033, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $9,100, and the amount due to Bisell Investments, LLC was $210,695.  The amounts are non-interest bearing, unsecured demand loans.

Silver Falcon is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, issued shares of its common stock to pay compensation expenses of our officers and independent contractors. In 2014, we agreed with Silver Falcon to defer all lease payments for a period of two years, effective January 1, 2014, because of Silver Falcon’s need to recapitalize its operations.

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

10

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

On April 23, 2014, the Company entered into an agreement to acquire additional gaming equipment from Game Touch, LLC, Claudia Cifuentes Robles and Julios Kosta for 1,213,000 shares of common stock.  The equipment had an agreed upon value of $135,856.  The transaction closed on May 25, 2014.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In August 2010, Richard (Robert) Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain. The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares representing an approximate agreed to amount of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees.

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  On July 23 and 24, 2014, the court held a bench trial in the case.  The court allowed the parties to submit post-trial briefs and indicated it would issue a ruling on or before October 1, 2014.

NOTE 5 – REVERSE STOCK SPLIT

On March 6, 2014, the Company amended its Certificate of Incorporation to increase its authorized capital stock to 1,000,000,000 shares of Common Stock, par value $0.0001 per share.  In addition, the Company amended it Certificate of Incorporation to effect a reverse split of its common stock at a ratio of one share for each ten shares.  All share amounts have been restated to reflect the stock split.

NOTE 6 - CAPITAL STOCK

At March 31, 2014, the Company's authorized capital stock was 1,000,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 107,567,223 shares of Common Stock, and no shares of Preferred Stock.

During the three months ended June 30, 2014, we issued shares of in the following transactions:

•

8,958,140 shares of Common Stock valued at $1,737,599 for services.

•

3,043,751 shares of Common Stock valued at $426,125 were issued in payment of compensation.

•

1,213,000 shares of Common Stock valued at $135,856 were issued for the acquisition of gaming equipment.

NOTE 7 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($2,663,399) for the six months ended June 30, 2014.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 8 – ACQUISITION OF CASINO EQUIPMENT AND RELATED TRANSACTIONS

On September 19, 2013, the Company (through its wholly-owned subsidiary, Universal Entertainment SAS, Inc.) entered into an Asset Purchase Agreement with Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, to acquire certain casino equipment (the “Equipment”)(such transaction hereinafter referred to as the “Equipment Acquisition”).  The Equipment Acquisition closed on March 6, 2014, at which time the following transactions took place:

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

On April 23, 2014, the Company entered into an agreement to acquire additional gaming equipment from Game Touch, LLC, Claudia Cifuentes Robles and Julios Kosta for 1,213,000 shares of common stock.  The equipment had an agreed upon value of $135,856.  The transaction closed on May 25, 2014.

NOTE 9 – SUBSEQUENT EVENTS

None.

13

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

Gaming Equipment: On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split).  Closing occurred on March 6, 2014. The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game machines and related furniture and equipment; roulette machine and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc.  Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. The Equipment is used primarily in the operation of a casino that is owned and operated by the lessee on Isla San Andres, Colombia. However, some of the equipment, such as video poker and slot machines, may be placed in retail locations under agreements with the retail merchant to divide winnings from the machines.  On May 25, 2014, we completed the acquisition of an additional $135,856 of equipment for 1,213,000 shares of common stock.

Results of Operations

Six Months ended June 30, 2014 and 2013

We reported revenues of $625,989 and $500,000 during the Six months ended June 30, 2014 and 2013, respectively. Revenue from gaming was $625,989 which includes revenue from our machines of $254,602 and lease revenue from the gaming equipment lease of $371,387.  Effective April 1, 2014, we terminated our gaming equipment lease with Vomblom & Pomare, SA, and began operating the gaming equipment directly.  All of our revenues for 2013 constitute base rental payments under our lease with Silver Falcon.  The lease has been deferred for a period of two years, effective January 1, 2014, because of Silver Falcon’s need to recapitalize its operations.

We reported losses from operations during the six months ended June 30, 2014 and 2013 of ($2,663,399) and ($467,728), respectively.  The increased operating loss in 2014 as compared to 2013 was largely attributable to an increase in consulting fees of $2,326,414 related to consulting agreements that we entered into in connection with our gaming business and properties in South America, offset by a decrease in stock compensation of $276,056.

We reported a net loss during the six months ended June 30, 2014 and 2013 of ($2,663,986) and ($467,728), respectively.

Three Months ended March 31, 2014 and 2013

We reported revenues of $625,989 and $250,000 during the three months ended June 30, 2014 and 2013, respectively. Revenue from gaming was $625,989 which includes revenue from our machines of $254,602 and lease revenue from the gaming equipment lease of $371,387. Effective April 1, 2014, we terminated our gaming equipment lease with Vomblom & Pomare, SA, and began operating the gaming equipment directly. All of our revenues for 2013 constitute base rental payments under our lease with Silver Falcon.  The lease has been deferred for a period of two years, effective January 1, 2014, because of Silver Falcon’s need to recapitalize its operations.

We reported losses from operations during the three months ended June 30, 2014 and 2013 of ($1,751,600) and ($210,731), respectively.  The increased operating loss in 2014 as compared to 2013 was largely attributable to an increase in consulting fees of $1,901,092 related to consulting agreements that we entered into in connection with our gaming business and properties in South America, offset by a decrease in stock compensation of $245,264.

We reported a net loss during the three months ended June 30, 2014 and 2013 of ($1,752,129) and ($210,731), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2014 and 2013:

Six months ended June 30,
	2014	2013
Net cash provided by (used) in operating activities	$ 1,559	$ 1,016
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ 1,559	$ 1,016

Comparison of 2014 and 2013

Operating activities contributed $1,559 of cash in 2014, as compared to a contribution of $1,016 of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2014 were increases in stock issued for services of $2,195,599 and stock issued for compensation of $6,895,982, offset by a decrease in accrued compensation of ($5,696,811) increased accounts receivable of ($371,387) and a decrease in due to related parties of ($414,653).

Major non-cash items that affected our cash flow from operations in 2013 were a decrease in prepaid expenses of ($901,602) and a decrease in due to related parties of ($203,835), offset by an increase in stock issued for compensation of $1,526,704.

There were no investing or financing activities in either 2014 or 2013 other than the acquisition of gaming equipment in 2014 through the issuance of shares of common stock, which was a non-cash transaction.

Current Liquidity

Our balance sheet as of June 30, 2014 reflects cash and current assets of $402,672, current liabilities of $572,447, and a working capital deficit of ($169,775).  However, most of our current liabilities consist of balances due to related parties, and most of our current assets consist of prepaid compensation paid to our officers which is capitalized as a prepaid expense.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($2,663,986) for the six months ended June 30, 2014.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against the Company to recover amounts due under a consulting agreement dated July 1, 2009.  The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by the Company on War Eagle Mountain.  . The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares representing an approximate agreed to amount of $150,000, which would be payable in the form of 150,000 shares of common stock, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. The Company terminated Mr. Corrigan on December 8, 2009 for nonperformance.  In 2011, Mr. Corrigan’s case was converted to a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees.

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  As a result, the Company plans to continue defending the action vigorously. On July 23 and 24, 2014, the court held a bench trial in the case.  The court allowed the parties to submit post-trial briefs and indicated it would issue a ruling on or before October 1, 2014.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, we issued shares of in the following transactions:

•

8,437,878 shares of Common Stock valued at $1,697,099 for services.

•

3,043,751 shares of Common Stock valued at $426,125 were issued in payment of compensation.

•

1,213,000 shares of Common Stock valued at $135,856 were issued for the acquisition of gaming equipment.

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

GOLDLAND HOLDINGS CO.
Date: August 13, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 13, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

20