Form 10-Q
period 2014-09-30
GoldLand Holdings Corp.
filed 2014-11-14
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,974,745 shares as of November 3, 2014.

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

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4. Mine Safety Disclosures.

19

Item 5.  Other Information.

19

Item 6.  Exhibits.

19

SIGNATURES

20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDLAND HOLDINGS CO.

BALANCE SHEET

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

ASSETS	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Cash and cash equivalents	$ 163	$ 478
Accounts receivable	371,387	-
Prepaid expenses	21,873	34,998
Other assets	3,000	3,000
Total current assets	396,423	38,476

Gaming equipment, net	463,670	-
Mining Properties	360,000	360,000

Total Assets	$ 1,220,093	$ 398,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 159,120	$ 106,316
Due to related parties	99,528	510,962
Payroll taxes payable	3,737	-
Accrued compensation	-	6,045,973
Total current liabilities	262,385	6,663,251

Notes payable	-	3,000
Total liabilities	262,385	6,666,251

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 162,577,018 and 39,828,881 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16,257	3,983
Additional paid in capital	22,337,695	12,201,959
Accumulated deficit	(21,396,244)	(18,473,717)
Total stockholders' deficit	957,708	(6,267,775)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,220,093	$ 398,476

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues:	$ 655,059	$ 750,000

Expenses:
Professional fees	2,401,695	60,441
Stock compensation expense	785,082	1,365,528
Gaming operating expenses	122,162	-
Depreciation expense	48,423	-
General and administrative	219,155	31,232
Total expenses	3,576,517	1,457,201

Loss from operations	(2,921,458)	(707,201)

Interest expense	(1,069)	-

Net Loss	$ (2,922,527)	$ (707,201)

Net loss per common share – basic and fully diluted	$ (0.03)	$ (0.02)

Weighted average number of common shares outstanding – basic and fully diluted	105,134,547	39,641,087

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues:	$ 29,070	$ 250,000

Expenses:
Professional fees	27,805	12,965
Stock compensation expense	150,786	455,176
Depreciation expense	21,076	-
General and administrative	87,462	21,332
Total expenses	287,129	489,473

Loss from operations	(258,059)	(239,473)

Interest expense	(482)	-

Net Loss	$ (258,541)	$ (239,473)

Net loss per common share – basic and fully diluted	$ -	$ (0.01)

Weighted average number of common shares outstanding – basic and fully diluted	141,451,433	39,828,881

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (2,922,527)	$ (707,201)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	2,237,729	49,251
Issuance of common stock for compensation	7,375,930	1,526,704
Issuance of common stock for interest	58	-
Issuance of common stock for rent	19,200	-
Increase (decrease) in operating assets and liabilities:
Depreciation	48,423	-
Accounts receivable	(371,387)	-
Accounts payable and accrued expenses	52,804	29,050
Accrued compensation	(6,045,973)	-
Prepaid expenses	13,125	(442,051)
Payroll taxes payable	3,737	-
Due to related party	(411,434)	(455,753)
Net cash provided by (used in) operating activities	(315)	-

Net increase (decrease) in cash and cash equivalents	(315)	-
Cash and equivalents at beginning of period	478	-
Cash and equivalents at end of period	$ 163	$ -

	2014	2013
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$2,237,729	$ 49,251
Shares issued to repay note payable	$ 3,058	$ -
Shares issued for purchase of gaming equipment	$ 512,093	$ -
Shares issued for compensation	$ 7,375,930	$ 1,526,704
Non-cash lease income	$ -	$ (750 000)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Deficit

Balance at 12/31/13	39,828,881	-	$ 3,983	$ -	$ 12,201,959	$ (18,473,717)	$ (6,267,775)

Shares issued for services	34,054,103	-	3,405	-	2,234,324	-	2,237,729
Shares issued for compensation	69,818,052	-	6,982	-	7,368,948	-	7,375,930
Shares issued for conversion of notes payable	19,113	-	2	-	3,056	-	3,058
Shares issued for purchase of gaming equipment	18,663,535	-	1,866	-	510,227	-	512,093
Shares issued for rent	193,334		19		19,181		19,200
Net loss	-	-	-	-	-	(2,922,527)	(2,922,527)
Balance at 06/30/14	162,577,018	-	$ 16,257	$ -	$ 22,337,695	$ (21,396,244)	$ 957,708

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue under lease and royalty agreements is recognized when earned according to the lease and royalty agreement.  Lease income is recognized as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as minerals are extracted and refined.  Revenue from the operation of our casino equipment is recognized when received.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2014, the amount due from Silver Falcon was $158,222, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $2,050, the amount due to Pierre Quilliam was $55,897, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $7,300, and the amount due to Bisell Investments, LLC was $207,103.  The amounts are non-interest bearing, unsecured demand loans.

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

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  On July 23 and 24, 2014, the court held a bench trial in the case.  On September 15, 2014, the court entered an order granting the plaintiff a judgment for 150,000 shares of common stock, but denied all of the plaintiff’s claims for monetary relief.

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

During the three months ended September 30, 2014, we issued shares of in the following transactions:

•

21,326,424 shares of Common Stock valued at $42,130 for services.

•

20,275,146 shares of Common Stock valued at $479,948 were issued in payment of compensation.

•

193,334 shares of Common Stock valued at $19,200 were issued for the payment of rent.

NOTE 7 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($2,922,527) for the nine months ended September 30, 2014.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder, and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 9 – SUBSEQUENT EVENTS

In October 2014, the Company issued 397,727 shares of Common Stock valued at $3,500 for services.

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

14

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

Results of Operations

Nine Months ended September 30, 2014 and 2013

We reported revenues of $655,059 and $750,000 during the nine months ended September 30, 2014 and 2013, respectively. Revenue from gaming was $655,059 which includes revenue from our machines of $283,672 and lease revenue from the gaming equipment lease of $371,387.  Effective April 1, 2014, we terminated our gaming equipment lease with Vomblom & Pomare, SA, and began operating the gaming equipment directly.  All of our revenues for 2013 constitute base rental payments under our lease with Silver Falcon.  The lease has been deferred for a period of two years, effective January 1, 2014, because of Silver Falcon’s need to recapitalize its operations.

We reported losses from operations during the nine months ended September 30, 2014 and 2013 of ($2,921,458) and ($707,201), respectively.  The increased operating loss in 2014 as compared to 2013 was largely attributable to an increase in consulting fees of $2,341,254 related to consulting agreements that we entered into in connection with our gaming business and properties in South America, offset by a decrease in stock compensation of $580,446.

We reported a net loss during the nine months ended September 30, 2014 and 2013 of ($2,922,527) and ($707,201), respectively.

Three Months ended September 31, 2014 and 2013

We reported revenues of $29,070 and $250,000 during the three months ended September 30, 2014 and 2013, respectively. Revenue from gaming was $29,070 which includes revenue from our machines of $29,070 and lease revenue from the gaming equipment lease of $0. Effective April 1, 2014, we terminated our gaming equipment lease with Vomblom & Pomare, SA, and began operating the gaming equipment directly. All of our revenues for 2013 constitute base rental payments under our lease with Silver Falcon.  The lease has been deferred for a period of two years, effective January 1, 2014, because of Silver Falcon’s need to recapitalize its operations.

We reported losses from operations during the three months ended September 30, 2014 and 2013 of ($258,059) and ($239,473), respectively.  The increased operating loss in 2014 as compared to 2013 was largely attributable to a decrease in stock compensation of $304,390 offset by general expenses of $66,130, professional fees of $14,840 and depreciation expense of $21,076.

We reported a net loss during the three months ended September 30, 2014 and 2013 of ($258,541) and ($239,473), respectively.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2014 and 2013:

Nine months ended September 30,
	2014	2013
Net cash provided by (used) in operating activities	$ (315)	$ -
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	-	-
Net (decrease) increase in unrestricted cash and cash equivalents	$ (315)	$ -

Comparison of 2014 and 2013

Operating activities used $315 of cash in 2014, as compared to a contribution of $0 of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2014 were increases in stock issued for services of $2,237,729 and stock issued for compensation of $7,375,930, offset by a decrease in accrued compensation of ($6,045,973) increased accounts receivable of ($371,387) and a decrease in due to related parties of ($411,434).

Major non-cash items that affected our cash flow from operations in 2013 were a decrease in prepaid expenses of ($442,051) and a decrease in due to related parties of ($455,753), offset by an increase in stock issued for compensation of $1,526,704.

There were no investing or financing activities in either 2014 or 2013 other than the acquisition of gaming equipment in 2014 through the issuance of shares of common stock, which was a non-cash transaction.

Current Liquidity

Our balance sheet as of September 30, 2014 reflects cash and current assets of $396,423, current liabilities of $262,385, and working capital of  $134,038.

We have executed a lease agreement with Silver Falcon, which provides for an annual lease payment of $1,000,000 payable in monthly installments, and a royalty equal to 15% of the proceeds of any minerals produced from tailing piles or through shafts or adits located on our property on War Eagle Mountain. Effective January 1, 2014, we agreed to allow Silver Falcon to defer lease payments for a period of two years to allow Silver Falcon time to recapitalize itself.

As a result of the deferral of rent payments under our lease with Silver Falcon, our sole source of revenue is our lease of casino equipment in South America.  However, our casino equipment lease payments are not sufficient to pay our full contractual commitments for salaries and consulting payments, as well as other operating expenses. Furthermore, during fiscal 2014, our liquidity has been further hindered by the fact that we have been unable to collect lease payments due under a lease of our casino equipment, and by the fact that we have advanced money to Silver Falcon in order to enable it to continue operations at its mill, which has reduced our ability to pay our routine accounts payable. We have been able to satisfy some of our payables by the issuance of shares of our common stock, and have received loans from our officers and other shareholders to pay our administrative expenses.  However, such measures have been insufficient to enable us to pay all of our expenses.  As a result, we are considering various initiatives to raise capital to fund our business.

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

Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($2,922,527) for the nine months ended September 30, 2014.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, loans from a significant shareholder and the issuance of shares of common stock to procure certain services. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  As a result, the Company plans to continue defending the action vigorously. On July 23 and 24, 2014, the court held a bench trial in the case.  On September 15, 2014, the court entered an order granting the plaintiff a judgment for 150,000 shares of common stock, but denied all of the plaintiff’s claims for monetary relief.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, we issued shares of in the following transactions:

•

21,326,424 shares of Common Stock valued at $42,130 for services.

•

20,275,146 shares of Common Stock valued at $479,948 were issued in payment of compensation.

•

193,334 shares of Common Stock valued at $19,200 were issued for the payment of rent.

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

GOLDLAND HOLDINGS CO.
Date: November 14, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

20