Form 10-Q/A
period 2014-03-31
GoldLand Holdings Corp.
filed 2014-12-04
CIK 1444839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

GOLDLAND HOLDINGS CO.
Date: December 4, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: December 4, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

19