Form 10-Q/A
period 2014-09-30
GoldLand Holdings Corp.
filed 2014-12-04
CIK 1444839

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

GOLDLAND HOLDINGS CO.
Date:December 4, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: December 4, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)

20