Form 10-K
period 2014-12-31
GoldLand Holdings Corp.
filed 2016-02-08
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 000-53505

GOLDLAND HOLDINGS CO.
(Exact name of registrant as specified in its charter)
Delaware	26-1266967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 York Road, Unit 3 Niagara On The Lake, Ontario, CANADA (principal executive offices)	L0S 1J0 (Zip Code)
Registrant’s telephone number, including area code: (716) 803-0621

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015 (based on the closing sale price of $0.0385 per share of the registrant’s common stock, as reported on the OTCPK operated by The OTC Markets Group, Inc. on that date) was approximately $4,650,111.  The stock price of $0.0385 at June 30, 2015, takes into account a one for 10 reverse stock split on March 6, 2014.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At November 30, 2015, the registrant had outstanding 259,151,565 shares of common stock, par value $0.0001 per share.

i

Table of Contents

PART I

1

Item 1.

Business.

1

Item 1A.

Risk Factors.

7

Item 1B.

Unresolved Staff Comments.

14

Item 2.

Properties.

14

Item 3.

Legal Proceedings.

15

Item 4.

(Removed and Reserved).

16

PART II

16

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

16

Item 6.

Selected Financial Data.

21

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

21

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

25

Item 8.

Financial Statements and Supplementary Data.

25

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

25

Item 9A.

Controls and Procedures.

26

Item 9A(T).

Controls and Procedures.

26

Item 9B.

Other Information.

27

PART III

28

Item 10.

Directors, Executive Officers and Corporate Governance.

28

Item 11.

Executive Compensation.

33

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

36

Item 13.

Certain Relationships and Related Transactions and Director Independence.

38

Item 14.

Principal Accounting Fees and Services.

38

PART IV

38

Item 15.

Exhibits, Financial Statement Schedules.

38

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004, our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

Former Business

Over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in the business of leasing mining claims.  On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from Bisell Investments Inc. and New Vision Financial Ltd., two of our then major stockholders, for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.167% interest in 76.63 acres, respectively.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management (the “BLM”), each of which covered approximately 20 acres, or approximately 100 acres in total.  Subsequently, as a result of a survey we allowed our original BLM claims to lapse, and reapplied for new lode claims that are better oriented in the direction of the three veins in the mountain.  As a result, we own 14 unpatented lode claims covering 262.85 acres and 76.63 acres within seven patented claims with a 29.167% ownership interest.  We may look to expand on our mining claims holdings in the future.

For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the Commission.  However it should be noted that at no time was Goldland Holdings a mining operator.  As descried above, Goldland Holdings owns and or maintains mining claims which are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our new business of the leasing of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties.

Current Business

We are currently engaged in the business of the leasing of gaming equipment.  On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post reverse-split on March 6, 2014).  The closing occurred on March 6, 2014.  The gaming equipment includes approximately 67 video poker and slot machines; eight blackjack and miscellaneous game tables, and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment, and miscellaneous office equipment, like chairs and tables.

Upon closing of the acquisition of the gaming equipment, through our wholly owned subsidiary Universal Entertainment SAS, Inc. on March 6, 2014, we leased the gaming equipment to Vomblom & Pomare S.A., a company formed under the laws of the Country of Colombia, and controlled by Claudia Fuentes Robales, pursuant to a lease agreement which provided for lease payments of $700,000 per year, payable in the amount of $58,333 per month, with a term of five years with one five year renewal option.  The gaming equipment was to be used primarily in the operation of a casino that is owned and operated by the lessee on San Andres Isla, Colombia.  However, some of the gaming equipment, such as video poker and slot machines, could have been placed in retail locations under agreements with the retail merchants to divide winnings from the machines.

The above referred to lease agreement was cancelled by Universal Equipment SAS, Inc., on June 18, 2015, due to non-payment of the lease payments.  We are now assessing new opportunities for the leasing of the gaming equipment.  A new agreement would better reflect current economic and business conditions and is anticipated to have an effective start date within the first quarter of 2016.

Risks Related to Our Gaming Equipment Operations

We are affected by the risks faced by foreign casino owners who we expect will be our future customers.  Our prospective gaming machine customers are engaged in economically sensitive and competitive businesses.  As a result, we will be indirectly affected by all the risks facing foreign casino owners, which are beyond our control.  Our results of operations will depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks.  Many of these risks are discussed below.

Reductions in Consumer and Corporate Spending.  Consumer demand for hotel/casino resorts, trade shows and conventions, and for luxury amenities is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities.  Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as perceived or actual general economic conditions; any further weaknesses in the job or housing market; additional credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism.  These factors could reduce consumer and corporate demand for the luxury amenities and leisure activities of our customers, thus imposing additional limits on pricing and harming our operations.

Regulations Affecting Casinos.  Casinos are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may have an adverse effect on their business, financial condition, results of operations or cash flows.  Casinos are required to obtain and maintain licenses from the jurisdictions in which they operate, and are subject to extensive background investigations and suitability standards.  In some cases, a casino license may be subject to revocation at any time by government officials.  There can be no assurance that our prospective casino customers will be able to obtain new licenses or renew any of their existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked.  The loss, denial or non-renewal of any of their licenses could have a material adverse effect on their and our business, financial condition, results of operations or cash flows.

Casinos are Subject to Anti-Money Laundering Laws.  Our prospective casino customers will deal with significant amounts of cash in their operations and will be subject to various reporting and anti-money laundering regulations.  Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of the properties, employees, or customers of our prospective casino customers could have a material adverse effect on their financial condition, results of operations or cash flows.

Travel Concerns.  Casinos are sensitive to the willingness of customers to travel.  Only a small amount of our potential casino customers’ business will be generated by local residents.  Most of their customers travel to reach their properties.  Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to our potential customers’ properties.  Regional conflicts could have a similar effect on domestic and international travel.  We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have on our potential casino customers’ financial condition, results of operations or cash flows.

Win Rates.  Win rates for casinos gaming operations depend on a variety of factors, some beyond their control.  Consequently, the winnings of a casino’s gaming customers could exceed the casino’s winnings.  The gaming industry is characterized by an element of chance.  In addition to the element of chance, win rates are also affected by other factors, including the players’ skill and experience, the mix of games played, the financial resources of the players, the spread of table limits, the volume of bets placed and the amount of time played.  Our potential casino customers’ gaming profits are expected to mainly derive from the difference between their casino winnings and the casino winnings of their gaming customers.  Since there is an inherent element of chance in the gaming industry, our potential casino customers will not have full control over their winnings or the winnings of their gaming customers.  If the winnings of their gaming customers exceed their winnings, they may record a loss from gaming operations, which could have a material adverse effect on their (and our) business, financial condition, results of operations and cash flows.

Fraud and Cheating Issues.  Casinos face the risk of fraud and cheating.  Our potential casino customers’ will most likely face attempts by some of their customers to commit fraud or cheat in order to increase winnings.  Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with a casino’s employees.  Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff.  Failure to discover such acts or schemes in a timely manner could result in losses to our potential casino customers gaming operations.  In addition, negative publicity related to such schemes could have an adverse effect on our potential casino customers’ reputations, likely causing a material adverse effect on their (and our) business, financial condition, results of operations and cash flows.

Limited Markets.  Because we expect to be dependent primarily upon gaming operations in two markets,   Central and South America, initially in Columbia, for all of our cash flow, we will be subject to greater risks than competitors with more casino customers or which operate in more markets.  We do not currently have any casino equipment leasing operations.  As a result, we do not have any current cash flow from operations.

Given that our operations are initially expected to be conducted only in Columbia, we will be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets.  The risks to which we will have a greater degree of exposure will include the following:

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

•

A decline in the number of visitors to San Andres Isla, Columbia, where we expect to commence operations.

Tax Laws and Regulations.  Changes in tax laws and regulations could impact our financial condition and results of operations.  We will be subject to taxation and regulation by various governmental agencies, primarily in Columbia, and other Central and South American countries, and the United States (federal, state and local levels).  From time to time, U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation.  In particular, governmental agencies may make changes that could reduce the profits that we can effectively realize from our non-U.S. operations.  Like most U.S. companies, our effective income tax rate will reflect the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates.  If changes in tax laws and regulations were to significantly increase the tax rates on non-U.S. income, these changes could increase our income tax expense and liability, and therefore, could have an adverse effect on our effective income tax rate, financial condition and results of operations.

Financial Markets Financing Concerns.  Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing.  To expand our casino equipment leasing business, we will need to finance the purchase of new casino equipment.  We currently do not have any arrangements to obtain debt or equity capital to finance new equipment purchases, and if we do not obtain such capital we may be unable to expand our anticipated operations.  Severe disruptions in the commercial credit markets in the recent past have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit markets was severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt.  The effect of these disruptions was widespread and difficult to quantify.  While economic conditions have recently improved, that trend may not continue and the extent of the current economic improvement is unknown.  Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years.

Our business and financing plan may be dependent upon completion of future financings.  If the credit environment worsens, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned projects, and as a consequence, our results of operations and business plans.  Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of planned projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our planned projects could be lost and would result in an impairment charge.

Currency Risks.  Our potential casino customers will be subject to currency risks.  Our gaming equipment lease provides for lease payments in U.S. dollars, while our lessees will conduct business in the currency of the country where the lessee is located.  Accordingly, our lessees’ ability to make lease payments will be subject to our lessees’ ability to convert the foreign currency into U.S. dollars.  As a result, our lessee’s ability to make lease payments will be subject to fluctuations in the exchange rate of the applicable foreign currency against the U.S. dollar, as well as local laws and regulations which may limit or impair a foreign person or entity’s ability to convert the subject foreign currency to U.S. dollars.

Our Legal Rights and Remedies are Uncertain in the Event of a Default by a Lessee.  In the event we are required to take any legal action under a lease of our casino equipment, such as to repossess our equipment, we would be required to do so in the courts, and under the laws, of the country where the equipment is located.  The legal systems of foreign countries may not allow for the repossession of equipment as quickly and as cost-effectively as in the U.S., with the result that we may face greater delays and expenses in exercising any rights under our leases.  Consequently, losses due to a default by a lessee may be greater than otherwise would be the case.

Conflict of Interest.  Paul Parliament, our chairman, president, chief executive officer, and director, has an indirect conflict of interest inasmuch as he has a private business relationship with Game Touch Technologies Inc., a company controlled by one of our consultants and current major stockholder, Julios Kosta, from whom Mr. Parliament purchased gaming equipment.  Game Touch has no business relationship with Goldland Holdings.

Competition

To the extent we expand leasing our casino equipment to more than one operator we will face competition from casino equipment suppliers, leasing affiliates of casino equipment suppliers, and independent leasing companies.  Most of our potential competitors have far greater resources than we have and have far greater experience in the casino industry than we possess.

Markets and Major Customers

While all casinos need casino equipment, we define our market as casinos in Central and South America, which we believe is an underserved market.  Currently, we do not have any customers.

Seasonality of Business

Because we intend to lease our gaming equipment pursuant to master leases, we do not expect that our revenues and earnings from our casino equipment line of business will be affected by seasonal factors.  However, casino lessees may be located in resort or vacation locations, which make their operations subject to seasonal fluctuations, which may affect our cash flows.

Regulations

The gaming industry is subject to extensive governmental regulation by federal, state and local governments, as well as tribal officials or organizations and foreign governments.  While the regulatory requirements vary by jurisdiction, most require:

•

Licenses and/or permits;

•

Findings of suitability for the operator, as well as individual officers, directors, major shareholders, and key employees;

•

Documentation of qualifications, including evidence of financial stability; and

•

Other required approvals for manufacturers or distributors of gaming equipment and services, including but not limited to new product approvals.

Gaming laws and regulations serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.  Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues.

Certain regulators not only govern the activities within their jurisdiction, but also monitor activities in other jurisdictions to ensure that the operator complies with local standards on a worldwide basis.  For example, the State of Nevada requires that its licensees maintain Nevada standards for all operations worldwide.  Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.  We will require that our potential lessees maintain any required licenses to use our equipment in their facilities.

Since we do not manufacture gaming equipment, we are not subject to license requirements applicable to gaming equipment manufacturers.

Patents and Intellectual Property

We do not have any patents or trademarks.

Impact of Inflation

We are affected by inflation along with the rest of the economy.  Specifically, our costs to operate a company whose shares are publicly traded.

Adequacy of Working Capital

We will apply great efforts to raise though equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means.  If we are not able to raise additional capital, we would not be able to continue operations and our business may fail.

Our Financial Results May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially and adversely affect our business, operating results, and financial condition.  Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel, Paul Parliament, our chairman, president, chief executive officer, and director, Martin Wolfe, our chief financial officer, principal accounting officer, and director, Douglas Brooks, our vice president and director, and Richard Kaiser, our secretary and corporate governance officer, all of whom will play a major role in securing the services of those persons who can develop our business strategy upon receipt of sufficient funds to pay for such services either from success through receipt of funds from earnings, borrowing or sales of our securities.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We have an employment agreements with each of Messrs. Parliament, Wolfe, Brooks, and Kaiser, and consulting agreements with FMW Media Works Inc., Vincent Caruso, Stephen Simon, and Delaney Equity Group, LLC.  See ““Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consulting Agreements”

Adequacy of Working Capital

We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from operations, or borrowings.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”  If we are not able to raise additional capital as described above, we would not be able to continue and our business would fail.  As of the date of this report, we do not have any commitments for financing.

Employees

As of the date of this report, we have four employees, Paul Parliament, our chairman, president, chief executive officer, and director, Martin Wolfe, our chief financial officer, principal accounting officer, and director, Douglas Brooks, our vice president and director, and Richard Kaiser, our secretary and corporate governance officer.  We currently anticipate that we will not hire any additional employees over the next 12 months.  As our operations expand, we will need to employ additional personnel.  We do not feel that we would have any difficulty in locating needed help.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development and who have experience in the leasing of gaming equipment in Central and South America, such as Julios Kosta, one of our major stockholders.  We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. whose address is 2220 Coit Road, Suite 480, Plano, Texas 75075, and telephone number (972) 612-4120.

Company Contact Information

Our principal executive offices are located at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, telephone (716) 803-0621.  Our Internet website is currently under construction.  The information to be contained in our Internet website shall not constitute part of this report.

Item 1A. Risk Factors.

Risks Relating to Our Business

Inasmuch as mining operations by our lessee have been terminated on our mining leases, the following discussion of Risk Factors relates only to our gaming equipment leasing business going forward.  However, we do still own 14 unpatented lode claims covering 262.85 acres and 76.63 acres within seven patented claims with a 29.167% ownership interest.  We will maintain their status for the foreseeable future.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “company” or “Goldland Holdings” are to the business of Goldland Holdings and our wholly-owned subsidiaries, Universal Entertainment SAS, Inc. and Bravo Gaming Corporation.

We are a holding company of several affiliated companies, with limited operating businesses.

Goldland Holdings has no recent operating history upon which you can evaluate our gaming equipment business and prospects.  You must consider the risks and uncertainties frequently encountered by companies whose businesses deal with gaming equipment leasing.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

Our auditors have stated we may not be able to stay in business.

Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In the future, we may raise additional capital though equity or debt offerings.

Our future revenues are unpredictable and our quarterly operating results may fluctuate significantly.

Although Goldland Holdings was incorporated in 1989, we have had only a limited operating history, and have no recent revenues.  We cannot forecast with any degree of certainty whether our proposed gaming equipment leasing business will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our quarterly operating results.

We estimate that we will need at least $240,000 to fund our operations over the next 12 months, in addition to repaying or refinancing promissory notes, which are due within 12 to 24 months.  The outstanding liabilities include a $68,500 promissory note payable.  As of the date of this report, the note has been fully repaid.  In the future we may raise capital through debt or equity financing.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

Our shares of common stock are publicly traded on the “OTCPK” operated by OTC Markets Group, Inc. discussed below.  The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry directors and officers’ liability insurance.  Directors and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to provide directors and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

Compliance with changing regulation of financial reporting, corporate governance and public disclosure may result in additional expenses and diversion of management time and attention from operational activities.

Compliance with changing laws, regulations and standards relating to financial reporting, corporate governance and public disclosure, including new accounting standards, SEC regulations, and FINRA (Financial Industry Regulatory Authority) rules, are time consuming and expensive.  We have spent substantial amounts of management time and have incurred substantial legal and accounting expense in the past in complying with these federal securities laws.  Complying with these laws and regulations also creates uncertainty for companies such as ours.  These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Any claims or threats of litigation could distract us from business operations and strategic planning, and costs of litigation or settlement could adversely affect our financial condition or results of operations.

Any claims made or litigation commenced against us, or our officers or directors, may distract our board of directors, management, or other key employees from business operations and strategic planning.  There may also be an increase versus prior periods in potential claims or litigation relative to our operational growth.  Claims resolution frequently entails a cost/benefit analysis, which would include consideration of the potential risks, expenses and impact to business operations.  We may determine to litigate or settle such claims (including threatened claims) even if we believe those claims have little or no merit.  The cost of litigation or settlements could adversely affect our financial condition or our results of operations.

We have a very small management team and the loss of any member of this team may prevent us from implementing our business plan in a timely manner; our management has substantial outside business interests.

We have four executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Paul Parliament, our chairman, president, chief executive officer, and director, Martin Wolfe, our chief financial officer, principal accounting officer, and director, Douglas Brooks, our vice president and director, and Richard Kaiser, our secretary and corporate governance officer.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers.  The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Parliament estimates that he spends about 80% of his working time on activities related to the activities of Goldland Holdings.  Mr. Wolfe estimates that he spends about 60% of his working time on our activities.  Mr. Brooks estimates that he spends about 60% of his working time on activities of Goldland Holdings.  Mr. Kaiser estimates that he spends about 60% of his working time on activities of Goldland Holdings.  The fact that Messrs. Parliament, Wolfe, Brooks, and Kaiser have outside business interests could lessen their focus on our business.

We have substantial commitments that may require that we raise capital.

As of December 31, 2014, we had current assets of $3,604, current liabilities of $298,487, all of which were related to the leasing of our mining properties, and a working capital deficit of $237,914.  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as amounts due related parties of $6,328.  However, we have $168,262 of accounts payable to third parties.  Our officers also have agreed to receive a portion their salaries in the form of shares of our common stock.  If our officers do not agree to receive our stock in payment of their salaries, and we are unable to make payments in cash, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing stockholders.

The continuing uncertainty in national and global economic conditions could negatively affect our business, results of operations and financial condition.

The recent financial crisis affecting the banking system and financial markets and the continuing uncertainty in national and global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets.  It is difficult to estimate the exact impact of the economic crisis on our business.  There could still be a number of unforeseen or unidentified follow-on effects from these economic developments on our business and our potential casino customers.  National economic risks that we have considered in our planning processes in the past 12 months include risks associated with the inability or unwillingness of banks to fund draws on revolving credit facilities, failure of our potential customers to pay us on a timely basis or at all, and delays in business and litigation-related expenditures by our potential customers.  If the global economy or the U.S. economy remains uncertain or weakens further, the consequences could have an adverse effect on our business, operating results and financial condition.

Risks Relating to Our Mining Properties

As we discussed above, although we still own our mining properties, we do not have a lessee currently conducting operations.  However, there are still some risks associated with our mining properties, including those risks described below.  For a complete discussion of mining operations conducted by our lessee, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the Commission.

We have minimal revenue to date from our mining properties, which may negatively impact our ability to achieve our business objectives.

Since acquiring our mining properties in September 2007, we have experienced losses from our operations.

The properties in which we have an interest do not have any known reserves.

None of the properties in which we have an interest have any known reserves.  To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.

Silver Falcon, our lessee, has a limited operating history as a mining company, which may hinder Silver Falcon’s ability to make lease and royalty payments to us.

We do not have any operating history as a mining company upon which to base an evaluation of our current business and future prospects.  We have only owned mining properties since our acquisition of properties on War Eagle Mountain in September 2007.  Silver Falcon has only a limited operating history as a mining company.  Silver Falcon first entered the mining industry when it leased our properties on War Eagle Mountain in October 2007.  We do not have an established history of locating and developing properties that have mining reserves.  Currently, Silver Falcon is in default with respect to our lease and is not conducting any mining operations on our mining properties.

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

We only own a 29.167% undivided interest in 76.63 acres of land on War Eagle Mountain.  Under Idaho law, we are required to pay the other joint tenant owners of the land their pro rata share of any net revenues we derive from minerals extracted from their property, less operating costs we incur.  We do not have any formal agreement with the majority owners of the 76.63 acres of land on War Eagle Mountain regarding the allocation of revenues between 76.63 acres in which they have an interest and the other acreage we own or lease on War Eagle Mountain, or the determination and allocation of costs properly chargeable against revenues allocated to their interests.  Accordingly, there is a possibility that we may get into disputes with the majority owners of the 76.63 acres of land on War Eagle Mountain, which could adversely affect our profitability.

Risks Relating to Our Stock

Voting control of our shares is possessed by our management team.  Additionally, this concentration of ownership could discourage or prevent a potential takeover of Goldland Holdings that might otherwise result in a stockholder receiving a premium over the market price for his shares.

Paul Parliament, our chairman, president, chief executive officer, and director, Martin Wolfe, our chief financial officer, principal accounting officer, and director, Douglas Brooks, our vice president and director, and Richard Kaiser, our secretary and corporate governance officer, the management team of Goldland Holdings, and its subsidiaries, own approximately 14.00% of the outstanding shares of our common stock.  In addition, Messrs. Parliament, Wolfe, and Kaiser own collectively 2,250,000 shares of our Series A Preferred Stock.  Each share of the Series A Preferred Stock has voting rights equal to 100 shares of our common stock.  As a result, our management team has the power to vote 261,301,216 shares of our common stock, which number exceeds our outstanding shares of our common stock.  Therefore, Messrs. Parliament, Wolfe, Brooks, and Kaiser can control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control.  Additionally, this concentration of voting power could discourage or prevent a potential takeover of Goldland Holdings that might otherwise result in a stockholder receiving a premium over the market price for his shares.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Even though our shares are publicly traded, an investor’s shares may not be “free-trading.”

Investors should understand that their shares of our common stock are not “free-trading” merely because Goldland Holdings is a publicly-traded company.  In order for the shares to become “free-trading,” the shares must be registered, or entitled to an exemption from registration under applicable law.

The market price for our common stock will most likely continue to be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price.  The price at which you purchased our common stock may not be indicative of the price that will prevail in the trading market.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our lack of current revenues.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

An investor may be unable to sell his common stock at or above his purchase price, which may result in substantial losses to the investor.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain the current market price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We may need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

We need to secure adequate funding.  We hope to be able to fund our business through the revenues from operations.  If our revenues are insufficient, we will need to raise the necessary capital through equity or debt offerings, which may reduce the value of our outstanding securities.  We may be unable to secure additional financing on favorable terms or at all.

Selling additional shares of our common stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail our operations and our business would fail.

Our issuance of additional common stock in exchange for services or to repay debt would dilute a stockholder’s proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  In fact, our current employment agreements with Messrs. Parliament, Wolfe, Brooks, and Kaiser, as well as various consultants, call for the issuance of shares of our common stock to pay a portion, if not all, of the compensation to be due to them.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by Goldland Holdings and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to Goldland Holdings and our stockholders.  Our bylaws also require us to indemnify our officers and directors.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could result in Goldland Holdings incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage Goldland Holdings from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit Goldland Holdings and our stockholders.

Absence of dividends.

We have never paid or declared any dividends on our common stock.  Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock or our common stock which may be sold in the future.  Any dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our certificate of incorporation and without further action by our stockholders, have the authority to issue shares of common stock from time to time.  Should we issue additional shares of our common stock at a later time, each stockholder’s ownership interest in our stock would be proportionally reduced.  No stockholder will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current in our reporting requirements, we could be removed from the OTCPK, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCPK must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCPK.  If we fail to remain current in our reporting requirements, we could be removed from the OTCPK.  We have not been current in our reporting obligations under the Exchange Act since April 2015.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock will be limited, which would make transactions in our stock cumbersome and may reduce the investment value of our stock.

Our shares of common stock are “penny stocks” because they are not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Item 1B. Unresolved Staff Comments.

None.

Intentionally Left Blank

Item 2. Properties.

We sub-lease 1,200 square feet of office space at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, under a lease that runs from April 10, 2015, to May 20, 2017, at a rate of $1,860 per month.  We believe that all of our facilities are adequate for at least the next 12 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

A description of our mining properties is included in “Item 1.  Business” and is incorporated herein by reference.  We have written off the cost of the mining properties inasmuch as the value of any future revenue is unknown.  We believe that we have satisfactory title to our mining properties, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in a business.  We believe that the mining properties are adequate and suitable for the conduct of a mining business in the future.

Our mining claims are listed below:

Name	Ownership Interest	Type of Claim	Acres
Poorman Lode Claim	29.167%	Patented	3.44
London Lode Claim	29.167%	Patented	17.52
North Empire Lode Claim	29.167%	Patented	1.25
Illinois Central Lode Claim	29.167%	Patented	2.85
South Poorman Lode Claim	29.167%	Patented	20.57
Jackson Lode Claim	29.167%	Patented	10.34
Oso Lode Claim	29.167%	Patented	20.66
Western Horn #3	100%	Unpatented Lode	19.5
Western Horn #4	100%	Unpatented Lode	20
Western Horn #5	100%	Unpatented Lode	20
Western Horn #6	100%	Unpatented Lode	20
Western Horn #8	100%	Unpatented Lode	13.5
Western Horn #9	100%	Unpatented Lode	20
Western Horn #10	100%	Unpatented Lode	20
Western Horn #11	100%	Unpatented Lode	20
Western Horn #12	100%	Unpatented Lode	20
Western Horn #13	100%	Unpatented Lode	20
Western Horn #14	100%	Unpatented Lode	20
Diamond Creek #5	100%	Unpatented Lode	20
Diamond Creek #6	100%	Unpatented Lode	20
Diamond Creek #8	100%	Unpatented Lode	20

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by the federal government, but which the claimant has a right to possession to extracted minerals, provided the land is open to mineral entry.

Item 3. Legal Proceedings.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts allegedly due under a consulting agreement dated July 1, 2009.  The consulting agreement stated that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by Goldland Holdings on War Eagle Mountain.  The consulting agreement further provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares of our common stock, valued by mutual agreement at approximately $150,000, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month.  We terminated Mr. Corrigan on December 8, 2009, for non-performance.  In 2011, Mr. Corrigan’s filed a Chapter 7 proceeding seeking recovery of the alleged $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney fees.

On June 19, 2013, we learned that the court entered a default judgment against us in the amount of $284,449.  We retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court set aside the default judgment.  On September 15, 2014, the court ordered the payment of 150,000 shares of our common shares to Mr. Corrigan to conclude the matter.  We issued the shares on January 13, 2015.

As of the date of this report, we are not aware of any other asserted or unasserted claims.  Management will seek to minimize further disputes but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was traded on the OTCBB from November 23, 2009, until December 16, 2013, under the symbol “GHDC.”  Beginning on December 16, 2013, our common stock was traded on the OTCQB.  Since we became delinquent in our Exchange Act filings, on October 16, 2014, our common stock has been traded on the OTCPK.  Our symbol remained the same.

The following table sets forth, taking into consideration the one for 10 reverse split of our common stock which occurred on March 6, 2014, the high and low bid prices for our common stock on the OTCBB, the OTCQB, and the OTCPK as reported by various market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2013 Quarter Ended:
March 31, 2013	$0.21	$0.11
June 30, 2013	$0.21	$0.07
September 30, 2013	$0.27	$0.11
December 31, 2013	$0.25	$0.10

Fiscal 2014 Quarter Ended:
March 31, 2014 (1)	$0.15	$0.14
June 30, 2014 (1)	$0.07	$0.05
September 30, 2014 (1)	$0.01	$0.009
December 31, 2014 (1)	$0.015	$0.01

Fiscal 2015 Quarter Ended:
March 31, 2015 (1)	$0.04	$0.03
June 30, 2015 (1)	$0.10	$0.09
September 30, 2015 (1)	$0.03	$0.02
December 31, 2015	$0.05	$0.04

_____________

(1)

This price takes into account the one for 10 reverse split which occurred on March 6, 2014.

As of November 30, 2015, we had 259,151,565 shares of our common stock outstanding.  Our shares of common stock are held by approximately 104 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Goldland Holdings is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 3,000,000 shares are issued and outstanding.  There is no trading market for the shares of our preferred stock.

Pursuant to a Certificate of Designation, Preferences and Rights for the Series A Preferred Stock, on March 24, 2015, our board of directors adopted a resolution designating the 5,000,000 shares of the preferred stock of Goldland Holdings, par value $0.0001 per share, as “Series A Preferred Stock,” which shall have certain designations, relative rights, and preferences, including:

•

Dividends.  Except as provided in the certificate of designation, the holders of outstanding shares of the Series A Preferred Stock shall be entitled to receive cash, stock, or other property, as dividends when, as, and if declared by our board of directors.

•

Redemption Rights.  Subject to the applicable provisions of Delaware law, Goldland Holdings, at the option of our directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A Preferred Stock.

•

Liquidation Rights.  Upon the dissolution, liquidation or winding up of Goldland Holdings, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of Goldland Holdings the sum of $0.10 per share (the “Liquidation Rate”) before any payment or distribution shall be made on our common stock, or any other class of capital stock of Goldland Holdings ranking junior to the Series A Preferred Stock.

•

Conversion of Series A Preferred Stock.  Subject to the terms of the certificate of designation, at any time, the holder of shares of the Series A Preferred Stock shall have the right, at such holder’s option, to convert any number of shares of the Series A Preferred Stock into shares of our common stock at the rate of 10 fully paid and nonassessable shares of our common stock for each share of the Series A Preferred Stock so converted.

•

Preferred Status.  The rights of the shares of our common stock shall be subject to the preferences and relative rights of the shares of the Series A Preferred Stock.  Without the prior written consent of the holders of not less than two-thirds (2/3) of the outstanding shares of the Series A Preferred Stock, Goldland Holdings shall not hereafter authorize or issue additional or other capital stock that is of senior or equal rank to the shares of the Series A Preferred Stock in respect of the preferences as to voting or conversion, as described in the certificate of designation, or distributions and payments upon the liquidation, dissolution and winding up of Goldland Holdings.

•

Voting.  On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 100.

•

Limitation on Beneficial Ownership.  Unless otherwise provided in the certificate of designation, Goldland Holdings shall not effect and shall have no obligation to effect any conversion of shares of Series A Preferred Stock, and no holder shall have the right to convert any shares of Series A Preferred Stock, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such Person’s affiliates) would have acquired, through conversion of shares of the Series A Preferred Stock or otherwise, beneficial ownership of a number of shares of the Common Stock that exceeds 4.99% (“Maximum Percentage”) of the number of shares of our common stock outstanding immediately after giving effect to such conversion.

A copy of the Certificate of Designation, Preferences and Rights for the Series A Preferred Stock was filed with the SEC by Goldland Holdings on a Form 8-K/A on April 1, 2015.  Please refer to the filing for a complete description of the relative rights of our Series A Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock and preferred stock to various parties:

•

On March 24, 2015, we issued 1,000,000 restricted shares of our Series A Preferred Stock to Paul Parliament, in exchange for his agreement to serve as our chief executive officer, president and director, until his successors in office shall have been duly elected and shall have qualified, or until the term of office shall have otherwise been terminated, as provided by our bylaws, and for the further agreement to serve as president and a director of Universal Entertainment SAS, Inc. until his successors in office shall have been duly elected and shall have qualified, or until the term of such offices shall have otherwise been terminated, as provided by the bylaws of Universal Entertainment SAS, Inc., which such services were valued at $100,000.

•

On March 24, 2015, we issued 1,000,000 restricted shares of our Series A Preferred Stock to Martin Wolfe, in exchange for his agreement to serve as our chief financial officer and director, until his successors in office shall have been duly elected and shall have qualified, or until the term of office shall have otherwise been terminated, as provided by our bylaws, and for the further agreement to serve as a vice president and a director of Universal Entertainment SAS, Inc. until his successors in office shall have been duly elected and shall have qualified, or until the term of such offices shall have otherwise been terminated, as provided by the bylaws of Universal Entertainment SAS, Inc., which such services were valued at $100,000.

•

On March 24, 2015, we issued 500,000 restricted shares of our Series A Preferred Stock to Julios Kosta, in exchange for past services rendered to Goldland Holdings valued at $50,000.

•

On March 24, 2015, we issued 250,000 restricted shares of our Series A Preferred Stock to Jack Frydman, in exchange for past services rendered to Goldland Holdings valued at $25,000.

•

On March 24, 2015, we issued 250,000 restricted shares of our Series A Preferred Stock to Richard Kaiser, in exchange for past services rendered to Goldland Holdings valued at $25,000.

•

On October 6, 2015, we issued 2,000,000 restricted shares of our common stock to Douglas Brooks, in exchange for his agreement to serve as an officer and director of Goldland Holdings, and his further investment of $100,000, in exchange for a convertible promissory note, providing for a note conversion into common stock of the registrant based on the stock price low as of September 23, 2015.  The form of the convertible promissory note is attached to this report as an exhibit.  The 2,000,000 restricted shares issued on October 6, 2015, were valued at $51,000.

•

On October 31, 2015, we issued 355,060 restricted shares of our common stock to Douglas Brooks in payment of executive pay valued at $12,500.

•

On October 31, 2015, we issued 118,766 restricted shares of our common stock to Douglas Brooks in payment of expenses valued at $2,768.

•

On November 9, 2015, we issued 14,500,000 restricted shares of our common stock to FMW Media Group, Inc., pursuant to a Consulting Agreement dated November 9, 2015, valued at $406,000.

•

On October 1, 2015, we issued 1,500,000 restricted shares of our common stock to Vincent Caruso, pursuant to a Consulting Agreement dated October 1, 2015, valued at $84,000.  The subject 1,500,000 restricted shares will be replaced with 1,500,000 shares of our common stock, pursuant to a registration statement on Form S-8 under the Securities Act, as soon as we are current in all of our filings under the Exchange Act.

•

On October 1, 2015, we issued 1,500,000 restricted shares of our common stock to Stephen Simon, pursuant to a Consulting Agreement dated October 1, 2015, valued at $84,000.  The subject 1,500,000 restricted shares will be replaced with 1,500,000 shares of our common stock, pursuant to a registration statement on Form S-8 under the Securities Act, as soon as we are current in all of our filings under the Exchange Act.

•

On October 6, 2015, we issued 6,500,000 restricted shares of our common stock to Jack Frydman in connection with the cancellation of a Consulting Agreement dated October 1, 2013.  The shares were valued at $165,750.

•

On October 6, 2015, we issued 6,000,000 restricted shares of our common stock to Jack Frydman in connection with the cancellation of a Consulting Agreement dated October 1, 2013.  The shares were valued at $153,000.

•

On October 31, 2015, we issued 262,467 restricted shares of our common stock to Jack Frydman as consulting compensation.  The shares were valued at $10,000.

•

On October 31, 2015, we issued 12,094 restricted shares of our common stock to Jack Frydman as for expenses.  The shares were valued at $267.28.

•

On October 6, 2015, we issued 6,000,000 restricted shares of our common stock to Julios Kosta in connection with the cancellation of a Consulting Agreement dated October 1, 2013.  The shares were valued at $153,000.

•

On October 6, 2015, we issued 5,000,000 restricted shares of our common stock to Julios Kosta in connection with the cancellation of a Consulting Agreement dated October 1, 2013.  The shares were valued at $127,500.

•

On October 6, 2015, we issued 5,000,000 restricted shares of our common stock to Julios Kosta in connection with the cancellation of a Consulting Agreement dated October 1, 2013.  The shares were valued at $127,500.

•

On October 31, 2015, we issued 328,084 restricted shares of our common stock to Julios Kosta as consulting compensation.  The shares were valued at $12,500.

•

On October 31, 2015, we issued 1,013,996 restricted shares of our common stock to Richard Kaiser as consulting compensation.  The shares were valued at $27,312.52.

•

On October 31, 2015, we issued 27,529 restricted shares of our common stock to Richard Kaiser as for expenses.  The shares were valued at $608.38.

•

On August 11, 2015, we issued 2,296,213 restricted shares of our common stock to Martin Wolfe in payment for director’s fees for the 2014 calendar year.  The shares were valued at $22,500.

•

On October 31, 2015, we issued 1,976,186 restricted shares of our common stock to Martin Wolfe in payment of executive compensation.  The shares were valued at $47,370.98.

•

On October 7, 2015, we issued 170,940 restricted shares of our common stock to Eric Pederson in connection with the conversion of a promissory note.  The shares were valued at $4,000.

•

On August 1, 2015, we issued 4,084,402 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note.  The shares were valued at $40,844.20.

•

On August 11, 2015, we issued 4,010,134 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note.  The shares were valued at $95,040.18.

•

On August 11, 2015, we issued 969,976 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note.  The shares were valued at $22,988.44.

•

On August 11, 2015, we issued 2,028,416 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note.  The shares were valued at $48,073.45.

•

On August 11, 2015, we issued 2,354,353 restricted shares of our common stock to Paul Parliament in payment for director’s fees for the 2014 calendar year.  The shares were valued at $30,000.

•

On October 31, 2015, we issued 4,002,608 restricted shares of our common stock to Paul Parliament in payment of executive compensation.  The shares were valued at $107,812.50.

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our securities.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Each certificate contained a restrictive legend as required by the Securities Act.  Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received shares of our common or preferred stock were provided with access to our filings with the SEC, including the following:

•

The information contained in our annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by Goldland Holdings under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Goldland Holdings or any affiliated purchasers during any month within the fiscal year covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “GHDC” and “Goldland Holdings,” all refer to Goldland Holdings and our wholly-owned subsidiaries, Universal Equipment SAS, Inc. and Bravo Gaming Corporation, as of November 30, 2015.

As mentioned above, over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in the business of owning and leasing mining claims.  See “Item 1.  Business - Former Business.”

For a complete discussion of our former leasing of mining claims, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the Commission.  The following financial information relates only to revenues, expenses, and results of operations and other relevant information with respect to our former leasing of mining claims.

Going Concern

As of December 31, 2014, Goldland Holdings had an accumulated deficit during development stage of $21,416,837.  Also, during the year ended December 31, 2014, we used net cash of $379,337 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Goldland Holdings to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013.

The revenue in 2014 consisted solely from income generated from the leasing of gaming equipment whereas the revenue in 2013 was from a lease with Silver Falcon for the usage of the acreage on War Eagle Mountain.

We reported losses from operations during the years ended December 31, 2014, and 2013, of $2,943,120 and $7,019,876 respectively, a decrease of $4,076,756.  The decrease in operating loss in 2014 as compared to 2013 was largely attributable in a decrease of stock compensation expense of $7,081,595 offset by an increase in professional fees which include consulting fees of $1,579,886.  General and administrative costs for 2014 were $234,529, an increase of $ $192,602 from 2013.  Depreciation in 2014 was $234,529.  We decided to write down our entire investment in the mining property of $360,000.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the twelve months ended December 31, 2014, and 2013:

	December 31, 2014	December 31, 2013	$ Change
Net cash provided by (used in operating activities	$379,337	$(2,522)	$381,859
Net cash used in financing activities	$68,500	$3,000	65,500

At December 31, 2014, our working capital deficit decreased as compared to December 31, 2013, primarily as a result of borrowings.

Operating Activities

Net cash used for continuing operating activities during fiscal 2014 was $3,604 as compared to $478 for fiscal 2013.

Investing Activities

Net cash used in investing activities was $NIL, and $NIL, respectively, for the fiscal years ending December 31, 2014, and December 31, 2013.

Financing Activities

For the year ended December 31, 2014, net cash used in financing activities was $68,500 which consisted of $68,500 in proceeds from a convertible note executed on December 4, 2014, in favor of KBM Worldwide, Inc. and a Securities Purchase Agreement.

The note was paid in full on May 5, 2015.  Consequently, no shares of our common stock were issued in connection with a conversion.

Copies of the Securities Purchase Agreement and convertible note in favor of KBM Worldwide, Inc. were previously filed with the Commission.

Consulting Agreements

During the fiscal years ended December 31, 2014, and December 31, 2015, we executed consulting agreements with the following:

•

Consulting Agreement dated as of October 1, 2014, between Yes International and the registrant with respect to investor relations, consulting, press services and edgar filing services.

•

Consulting Agreement dated as of October 1, 2015, between Vincent Caruso and the registrant with respect to advice on marketing and business development on a non-exclusive basis, in exchange for 1,500,000 shares of our common stock to be registered on Form S-8, pursuant to the Securities Act.  Mr. Caruso has already received 1,500,000 restricted shares of our common stock.  As soon as we can legally issue registered S-8 common stock, we will exchange the previously issued 1,500,000 restricted shares of our common stock for 1,500,000 registered shares of our common stock.

•

Consulting Agreement dated as of October 1, 2015, between Stephen Simon and the registrant with respect to advice on marketing and business development on a non-exclusive basis, in exchange for 1,500,000 shares of our common stock to be registered on Form S-8, pursuant to the Securities Act.  Mr. Simon has already received 1,500,000 restricted shares of our common stock.  As soon as we can legally issue registered S-8 common stock, we will exchange the previously issued 1,500,000 restricted shares of our common stock for 1,500,000 registered shares of our common stock.

•

Consulting Agreement dated July 23, 2015, between Delaney Equity Group, LLC and the registrant with respect to efforts to advise  the registrant and/or any of its projects, or otherwise arrange for the registrant to receive capital on terms and conditions acceptable to the registrant, through any legal means, whether equity, debt or any combination  thereof.  Delaney Equity Group, LLC shall receive a combination of cash, warrants for the purchase of shares of our common stock, and shares of our common stock as described in the agreement.

•

Consulting Agreement dated November 9, 2015, between FMW Media Works Corp. and the registrant with respect to advice as will assist in maximizing the effectiveness of the registrant’s business model both relative to its business model and to its present and contemplated capital structure, in exchange for 14,500,000 shares of our restricted common stock, pursuant to the Securities Act.  The shares will be included in any registration statement filed within one year from the effective date of the agreement.  The shares shall be deemed fully earned upon signing of agreement.

On October 1, 2015, we executed a Mutual Release with Jack Frydman in connection with the termination of a Consulting Agreement dated October 1, 2013.  Pursuant to the Mutual Release we acknowledged that Mr. Frydman had received 12,500,000 shares of our restricted common stock as a final payment for all services under the Consulting Agreement dated October 1, 2013.

On October 1, 2015, we executed a Mutual Release with Julios Kosta in connection with the termination of a Consulting Agreement dated October 1, 2013.  Pursuant to the Mutual Release we acknowledged that Mr. Kosta had received 16,000,000 shares of our restricted common stock as a final payment for all services under the Consulting Agreement dated October 1, 2013.

Copies of the above-described Consulting Agreements and Mutual Releases are filed as exhibits with this report.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant.  We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update were effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

None that have not been reported herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

However, on November 4, 2015, the registrant was notified by its independent certifying accountant, W.T. Uniack & Co. CPAs, P.C. (“Uniack”) that Uniack was resigning as the registrant’s independent auditor.

Uniack’s reports on the registrant’s financial statements for the years ended December 31, 2012, and December 31, 2013, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  Uniack did not prepare a report for 2014 or perform any review of the registrant’s financial statements for 2015.

The decision to accept the resignation of Uniack was made by the registrant’s board of directors.

During the two most recent fiscal years and any subsequent interim period through November 4, 2015, there have not been any disagreements between the registrant and Uniack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Uniack, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

On November 9, 2015, the registrant engaged Scrudato & Co. CPA (“Scrudato”) as the registrant’s independent accountants to report on the registrant’s balance sheets for the year ended December 31, 2014, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended.  The decision to appoint Scrudato was approved by the registrant’s board of directors.

During the registrant’s two most recent fiscal years and any subsequent interim period prior to the engagement of Scrudato, neither the registrant nor anyone on the registrant’s behalf consulted with Scrudato regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The registrant provided Uniack with a copy of the disclosures it made in its Current Report on Form 8-K on November 10, 2015, which Uniack received no later than the day that the disclosures were filed with the Commission.  The registrant requested that Uniack furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it does not agree.  Uniack furnished the requested letter and agreed with the disclosure made by the registrant.  A copy of Uniack’s letter was filed with the Commission on November 16, 2015.

The financial statements included in this report were audited by Scrudato & Co. CPA.

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through November 30, 2015 or during the period ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation.  This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Goldland Holdings as of November 30, 2015:

Name	Age	Position	Director Since
Paul Parliament	49	Chairman of the Board, Chief Executive Officer, President, and Director	2012
Martin Wolfe	67	Chief Financial Officer, Principal Accounting Officer, and Treasurer, and Director	2014
Douglas Brooks	48	Vice President and Director	2015
Richard Kaiser	50	Secretary and Corporate Governance Officer	N/A

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of three directors, who have expertise in the business of Goldland Holdings.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  There are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary.  Goldland Holdings has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of Goldland Holdings is set forth below.

Paul Parliament has been a member of our board since October 31, 2012.  For the last five years, Mr. Parliament has served as president of The Parliament Corporation and The Parliament Apartment Corporation, which are in the real estate business.  Mr. Parliament has over 28 years as a successful real estate developer, and as president of “Marsadi Layne Properties, Inc.,” “The Parliament Corporation,” “P.D.P Developments, Inc.,” and “The Parliament Apartment Corporation.”  Mr. Parliament has knowledge of property acquisitions, corporate finance, planning, permitting, staffing, management, and strategic business planning.

Martin Wolfe is a BA, CA (Chartered Accountant) and CPA (Chartered Professional Accountant) who received his designation in 1980.  Mr. Wolfe has served on the board of the registrant since June 2, 2014, and is currently our chief financial officer.  Mr. Wolfe has over 35 years of experience in both public practice and in industry.  Currently, Mr. Wolfe, in addition to operating as a sole practitioner, provides consulting services to the insolvency and restructuring industry.

Douglas Brooks has had a career in real estate.  From 1994 to 2000, he was secretary and director of Marsadi Layne Properties Inc., a large real estate property manager and developer in Southern Ontario.  From 1996 to 2015, Mr. Brooks has been president and chief executive officer of Rentcom Plus Inc., a privately owned real estate based corporation.  Mr. Brooks has also been involved in corporate business including property management, finance and real estate redevelopment.  He is a Member Broker and Broker of Record for the Real Estate Council of Ontario.

Richard Kaiser, the registrant's corporate secretary, has served as Co-owner of Yes International since July 1991, a full service investor relations and venture capital firm.  He has a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College).

On November 9, 2015, the registrant added Allen Simon, as a Senior Advisor to the Executive Committee of the registrant.  Mr. Simon has no voting privileges with respect to his position.

Committees of the Board

We currently have an Executive Committee of our board of directors which was established on March 24, 2015.  However, we do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.  We have adopted a charter for the Executive Committee as well as charters for the other committees, in the event that we elect to implement them.  Copies of the charters for each committee have been previously filed with the Commission.

The responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is “independent” as defined under Rule 4200(a)(15) of the NASD’s listing standards described below, as our financial constraints have made it extremely difficult to attract and retain qualified independent board members.  Since we do not have any of the subject committees, other than our Executive Committee, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

Rule 4200(a)(15) of the NASD’s listing standards defines an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following persons shall not be considered independent:

•

A director who is, or at any time during the past three years was, employed by the company;

•

A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.  Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

•

A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•

A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.

•

A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•

A director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the registrant’s outside auditor who worked on the company’s audit at any time during any of the past three years.

We hope to add qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Executive Committee

In accordance with Article III of our Bylaws, our board of directors has established an Executive Committee which consists of members who have been appointed by the board of directors.  The initial chairman of the Executive Committee is Paul Parliament.  Thereafter, the chairman of the Executive Committee shall be appointed by the members of the Executive Committee.  The remaining two members of the Executive Committee are Martin Wolfe, and Douglas Brooks.  The members of the Executive Committee shall serve at the pleasure of the board of directors or until their successors shall be duly designated.  Vacancies in the Executive Committee shall be filled by the board of directors.

During the intervals between the meetings of the board of directors, the Executive Committee shall have and may exercise all of the authority of the board of directors in the management of the business affairs of the registrant to the extent authorized by the resolution providing for the Executive Committee or by subsequent resolution adopted by a majority of the whole board of directors.  This authorization is subject to the limitations imposed by law, the Bylaws of the registrant or the board of directors.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.  At the present time, Paul Parliament, our chief executive officer and Martin Wolfe, our chief financial officer, are considered to be our experts in financial and accounting matters.

Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee.  When evaluating director nominees, our directors consider the following factors:

•

The appropriate size of our board of directors;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

•

Experience in political affairs;

•

Experience with accounting rules and practices; and

•

The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Our goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service.  Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the board are polled for suggestions as to individuals meeting the criteria described above.  The board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The board does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Goldland Holdings with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of November 30, 2015, all of our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.  However, during 2014, our then current executive officers, directors and greater than 10 percent beneficial owners did not comply on a timely basis with all Section 16(a) filing requirements as follows:

•

Richard Kaiser – Form 3.

•

Douglas Brooks – Form 3.

•

Martin Wolfe Form - 4 and 5.

•

Paul Parliament - Form 4.

•

Julios Kosta – Form 3.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Goldland Holdings Co., Post Office Box 299 St. David’s Postal Office, St. David’s, Ontario, CANADA, L0S 1P0, Attention: Vice President.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, our vice president  reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of our vice president , deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

•

The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;

•

The transaction be approved by a majority of our disinterested outside directors; and

•

The transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

•

Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

•

Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

•

Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

•

Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

•

Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We have posted a copy of our Code of Ethics on our website.  We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate secretary at the address listed below in the next paragraph.  The information contained in our website shall not constitute part of this report.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Goldland Holdings has four executive officers.  Beginning in March 2015, the compensation program for our executives consists of three key elements:

•

A base salary;

•

Additional compensation; and

•

Periodic grants and/or options of our common stock.

Base Salary.  Our executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our board of directors.

Additional Compensation.  Each of our officers receives additional compensation as provided in the officer’s employment agreement.  All payments to officers must be approved by our board of directors or compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock grants and options are awarded to executive officers based on their positions and individual performance.  Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The board of directors or compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.  Stock grants and options for our executive officers will be recommended and approved by our board of directors.  See “Market Price of and Dividends on our Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans.”

Goldland Holdings Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2014, and December 31, 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Pierre Quilliam (1)	2014	676,987	-0-	676,987	-0-	0	0	100	677,087
	2013	244,000	-0-	236,250	-0-	0	0	122,606	602,606
Allan Breitkreuz (2)	2014	0	-0-	885,902	-0-	0	0	0	0
	2013	157,500	-0-	30,000	-0-		0	79,223	266,723
Christian Quilliam (3)	2014	718,025	-0-	718,025	-0-	0	0	4,100	722,125
	2013	187,500	-0-	161,250	-0-	0	0	94,313	443,063
Thomas C Ridenour (4)	2014	0	-0-	0	-0-	0	00	0	0
	2013	187,500	-0-	161,250	-0-	-0-	0	105,563	454,313

__________

(1)

Mr. Pierre Quilliam was our former chairman of the board of directors, chief executive officer, and president, and a former director.

(2)

Mr. Breitkreuz was our former chief operating officer and a former director.

(3)

Mr. Christian Quilliam was one of our former officers.  Mr. Christian Quilliam is the son of Mr. Pierre Quilliam.

(4)

Mr. Ridenour was our former chief financial officer and a former director.

Mr. Pierre Quilliam’s compensation was determined, using industry standard comparable computations.

Mr. Breitkreuz’ compensation was determined, using industry standard comparable computations.

Mr. Christian Quilliam’s compensation was determined, using standard comparable computations.

Mr. Ridenour’s compensation was determined, using standard comparable computations.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2014:

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Quilliam (2)	3,000,000 7,500,000 7,500,000	-0-	-0-	0.057 0.033 0.0153	12202020 12302021 12102022	-0-	-0-	-0-	-0-
Denise Quilliam (3)	2,000,000 3,750,000 7,500,000	-0-	-0-	0.057 0.033 0.0153	12202020 12302021 12102022	-0-	-0-	-0-	-0-
Christian Quilliam (4)	2,000,000 7,500,000 7,500,000	-0-	-0-	0.057 0.033 0.0153	12202020 12302021 12102022	-0-	-0-	-0-	-0-
Thomas C. Ridenour (5)	2,000,000 7,500,000 7,500,000	-0-	-0-	0.057 0.033 0.0153	12202020 12302021 12102022	-0-	-0-	-0-	-0-
Allan Breitkreuz (6)	2,000,000 7,500,000 7,500,000	-0-	-0-	0.057 0.033 0.0153	12202020 12302021 12102022	-0-	-0-	-0-	-0-

__________

(1)

All of the above-described options were cancelled on March 6, 2014, for nominal consideration.

(2)

Mr. Pierre Quilliam was our former chairman of the board of directors, chief executive officer, and president, and a former director.  Mr. Pierre Quilliam and Mrs. Denise Quilliam are married.

(3)

Mrs. Denise Quilliam was our former corporate secretary and a former director.  Mrs. Denise Quilliam and Mr. Pierre Quilliam are married.

(4)

Mr. Christian Quilliam was one of our former officers.  Mr. Christian Quilliam is the son of Mr. and Mrs. Pierre Quilliam.

(5)

Mr. Ridenour was our former chief financial officer and a former director.

(6)

Mr. Breitkreuz was our former chief operating officer and a former director.

Goldland Holdings Employment Agreements

As of November 30, 2015, Goldland Holdings has employment agreements with Paul Parliament, our chairman of the board of directors, chief executive officer, and president, Martin Wolfe, our chief financial officer, principal accounting officer, and treasurer, Douglas Brooks, our vice President, and Richard Kaiser, our secretary and corporate governance officer.

Paul Parliament Employment Agreement.  On March 24, 2015, the registrant and Paul Parliament executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Parliament’s employment, pro rated for any partial employment period.  Mr. Parliament is to devote part of his time and attention to the performance of his duties of Goldland Holdings.

In addition to the base compensation, Mr. Parliament shall be entitled to receive additional compensation of $108,000 per year, payable in equal monthly installments of $9,000 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Parliament’s employment, pro rated for any partial employment period.

Douglas Brooks Employment Agreement.  On September 25, 2015, the registrant and Douglas Brooks executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Brooks’ employment, pro rated for any partial employment period.  Mr. Brooks is to devote part of his time and attention to the performance of his duties of Goldland Holdings.

In addition to the base compensation, Mr. Brooks shall be entitled to receive additional compensation of $78,000 per year, payable in equal monthly installments of $6,500 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Brooks’ employment, pro rated for any partial employment period.

Martin Wolfe Employment Agreement.  On March 24, 2015, the registrant and Martin Wolfe executed an employment agreement, which provides for a term of one year, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Wolfe’s employment, pro rated for any partial employment period.  Mr. Wolfe is to devote part of his time and attention to the performance of his duties of Goldland Holdings.

In addition to the base compensation, Mr. Wolfe shall be entitled to receive additional compensation of $58,000 per year, payable in equal monthly installments of $4,833.33 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Wolfe’s employment, pro rated for any partial employment period.

Richard Kaiser Employment Agreement.  On March 24, 2015, the registrant and Richard Kaiser executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Kaiser’s employment, pro rated for any partial employment period.  Mr. Kaiser is to devote part of his time and attention to the performance of his duties of Goldland Holdings.

In addition to the base compensation, Mr. Kaiser shall be entitled to receive additional compensation of $38,000 per year, payable in equal monthly installments of $3,166.67 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Kaiser’s employment, pro rated for any partial employment period.

Copies of each of the employment agreements with Messrs. Parliament, Brooks, Wolfe, and Kaiser are attached as exhibits to this report.

Goldland Holdings Director Compensation

As a result of the election of Mr. Brooks as a director of the registrant, Mr. Brooks was awarded 2,000,000 shares of the restricted common stock of the registrant.  Moreover, due to his election as a director of the registrant, Mr. Brooks made a $100,000 direct investment in the registrant on October 1, 2015, in exchange for a convertible promissory note, providing for conversion rights into common stock of the registrant based on the registrant’s common stock price low as of September 23, 2015, which was $0.0212 per share.  A copy of the convertible promissory note is attached as an exhibit to this report.

At the meeting of the board of directors of the registrant held on September 25, 2015, the board of directors voted that any new director elected to the board of directors of the registrant shall receive $25,000 per year in shares of our common stock registered pursuant to a registration statement on Form S-8 filed with the Commission to be paid quarterly.  In addition, any new director shall be required to make a direct investment of not less than $100,000 into the registrant in exchange for a convertible promissory note to be submitted to the board of directors for approval.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of November 30, 2015, by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Paul Parliament (3)	21,043,127	8.12	1,000,000	33.3
Martin Wolfe (4)	4,272,399	1.65	1,000,000	33.3
Douglas Brooks (5)	6,491,615	2.50	-0-	-0-
Richard Kaiser (6)	4,494,075	1.73	250,000	8.3
All directors and officers as a group (four persons)	36,301,216	14.00	2,250,000	74.9
Julios Kosta (7)	37,724,777	14.56	500,000	16.6
Jack Frydman (8)	19,582,607	7.56	250,000	8.3
John G. Prosser II (9)	8,000	-0-	-0-	-0-
Allan Breitkreuz (10)	17,569,330	6.78	-0-	-0-
Pierre Quilliam (11), (12), (14), (15), (16), (18), (20), (21), (22), (23)	18,392,304	7.10	-0-	-0-
Denise Quilliam (12)	4,241,896	1.64	-0-	-0-
Thomas C. Ridenour (13)	15,769,690	6.10	-0-	-0-
Christian Quilliam (14)	8,353,030	3.22	-0-	-0-
Ressa Quilliam (15)	700	-0-	-0-	-0-
Pascale Quilliam Tutt (16)	3,975,700	1.53	-0-	-0-
FMW Media Works Corp. (17)	17,500,000	6.75	-0-	-0-
New Vision Financial, Ltd. (18)	3,000,000	1.16	-0-	-0-
Candice J. Renee (19)	12,000,000	4.63	-0-	-0-
Q-Prompt Florida (20)	1,000,000	0.39	-0-	-0-
Q-Prompt Ontario (21)	2,000,000	0.77	-0-	-0-
Bisell Investments, Inc. (Bahamas) (22)	2,020,000	0.78	-0-	-0-
Bisell Investments, Inc. (Florida) (23)	4,000,000	1.54	-0-	-0-

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Goldland Holdings Co., at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA, L0S 1J0. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of November 30, 2015, there were outstanding 259,151,565 shares of our common stock.  As of November 30, 2015, we have 3,000,000 shares of the Series A Preferred Stock issued and outstanding.  Each share of the Series A Preferred Stock has voting rights equal to 100 shares of our common stock.  Further, each share of the Series A Preferred Stock may be converted into 10 shares of our common stock.  However, there are restrictions on the conversion rights of the Series A Preferred Stock as stated elsewhere in this report.  See “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  Taken together, the holders of the Series A Preferred Stock have voting rights equal to 300,000,000 shares of our common stock, which number exceeds our outstanding shares of common stock on November 30, 2015.  As of November 30, 2015, none of the Series A Preferred Stock has been converted into shares of our common stock.  As a result of their ownership of 3,000,000 shares of our Series A Preferred Stock and 87,116,985  in the aggregate, Messrs. Parliament, Wolfe, Kaiser, Kosta, and Frydman have voting control over 387,116,985 shares of our common stock, which number exceeds our outstanding shares of common stock on November 30, 2015.  If you include the shares of our common stock owned by Douglas Brooks, Messrs. Parliament, Wolfe, Brooks, Kaiser, Kosta, and Frydman have voting control over 393,608,600  shares of our common stock, which number exceeds our outstanding shares of common stock on November 30, 2015.  Therefore, Messrs. Parliament, Wolfe, Brooks, Kaiser, Kosta, and Frydman, as a group, have voting control over all matters which may be acted upon by our stockholders.  There are no voting agreements among Messrs. Parliament, Wolfe, Brooks, Kaiser, Kosta, and Frydman.

(3)

Mr. Parliament is our chairman of the board of the directors, chief executive officer, president and a director.

(4)

Mr. Wolfe is our chief financial officer, principal accounting officer, treasurer, and a director.

(5)

Mr. Brooks is our vice president and a director.

(6)

Mr. Kaiser is our secretary and corporate governance officer.

(7)

Mr. Kosta has a Mutual Release Agreement with Goldland Holdings.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consulting Agreements.”

(8)

Mr. Frydman has a Mutual Release Agreement with Goldland Holdings.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consulting Agreements.”

(9)

Mr. Prosser was the former chairman of our board of directors.  Mr. Prosser owns 8,000 shares of our common stock which are registered in the name of CEDE & Co.

(10)

Mr. Breitkreuz was our former chief operating officer and a former director.

(11)

Mr. Pierre Quilliam was our former chairman of the board of directors, chief executive officer, and president, and a former director.  Mr. Pierre Quilliam and Mrs. Denise Quilliam are married.  Although technically, under the rules of the SEC, the shares of our common stock owned by Mr. and Mrs. Christian Quilliam and Mrs. Pascale Quilliam Tutt, are not controlled by Mr. and Mrs. Pierre Quilliam, footnotes (14), (15), and (16), in the past all of the shares described in the referenced footnotes have been voted as dictated by Pierre Quilliam.  Consequently, we regard the owners of the shares described in footnotes (14), (15), and (16) as affiliates of Pierre Quilliam.  Therefore, taken together, the shares described in the referenced footnotes along with the shares described in footnotes (12), (18), (19), (20), (21), (22), and (23), provide Pierre Quilliam with voting control over 58,983,630 shares of our common stock, which number represents 22.76% of our outstanding shares of common stock.

(12)

Mrs. Denise Quilliam was our former corporate secretary and a former director.  Mrs. Denise Quilliam and Mr. Pierre Quilliam are married.

(13)

Mr. Ridenour was our former chief financial officer and a former director.

(14)

Mr. Christian Quilliam was one of our former officers.  Mr. Christian Quilliam is the son of Mr. and Mrs. Pierre Quilliam.

(15)

Mrs. Ressa Quilliam is the wife of Mr. Christian Quilliam.

(16)

Mrs. Tutt was one of our former vice presidents.  Mrs. Tutt is the daughter of Mr. and Mrs. Pierre Quilliam.

(17)

FMW Media Works Corp., a New York corporation, controlled by Vincent Caruso and Stephen Simon.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consulting Agreements.”

(18)

New Vision Financial, Ltd., a Seychelles corporation, controlled by Pierre Quilliam, our former chairman of the board of directors, chief executive officer, and president, and a former director.

(19)

Ms. Renee is an affiliate of Pierre Quilliam, our former chairman of the board of the directors, chief executive officer, and president, and a former director.

(20)

Q-Prompt, a Florida corporation, controlled by Christian Quilliam, one of our former officers.  Mr. Christian Quilliam is the son of Mr. and Mrs. Pierre Quilliam.

(21)

Q-Prompt, an Ontario corporation, controlled by Christian Quilliam, one of our former officers.  Mr. Christian Quilliam is the son of Mr. and Mrs. Pierre Quilliam.

(22)

Bisell Investments, Inc. (Bahamas) a Bahamas corporation, controlled by Pierre Quilliam, our former chairman of the board of directors, chief executive officer, and president, and a former director.

(23)

Bisell Investments, Inc. (Florida) a Florida corporation, controlled by Pierre Quilliam, our former chairman of the board of directors, chief executive officer, and president, and a former director.

As a result of the common stock and preferred stock ownership by Messrs. Parliament, Brooks, Wolfe, Kaiser, Kosta, and Frydman, they will be able to control all matters requiring stockholder approval including the election of directors, merger or consolidation.  This concentration of ownership may delay, deter or prevent acts which could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•

The operation of which may at a subsequent date result in a change in control of the registrant; or

•

With respect to the election of directors or other matters.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Other as stated above, there are no other agreements with any of our officers and directors.

Richard Kaiser jointly owns Yes International which is under contract with the registrant to provide Investor Relations, Consulting, Press Services and Edgar Filing services.  Yes International signed a one year contract in October 2014, and received $3,500 in combination of cash and/or restricted shares of our common stock, issued pursuant to a registration statement on Form S-8 under the Securities Act.  This agreement was cancelled as of March 24, 2015.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by W. T. Uniack & Co. CPA’s, P.C. for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2013, were $17,500.

The aggregate fees billed by Scrudato & Co. CPA for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2014, were $18,000.

Audit Related Fees

The aggregate audit-related fees billed by W. T. Uniack & Co. CPA’s, P.C. for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2013, were $17,500.

The aggregate audit-related fees billed by Scrudato & Co. CPA for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2014, were $18,000

Tax Fees

The aggregate tax fees billed by W. T. Uniack & Co. CPA’s, P.C. for professional services rendered for tax services for the fiscal years ended December 31, 2013, were NIL.

The aggregate tax fees billed by Scrudato & Co. CPA for professional services rendered for tax services for the fiscal years ended December 31, 2014, were NIL.

All Other Fees

There were no other fees billed by W. T. Uniack & Co. CPA’s, P.C. or Scrudato & Co. CPA for professional services rendered during the fiscal years ended December 31, 2014 and December 31, 2013, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

All financial statements are included in Item 8 of this report.

(b)

All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.

(c)

The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Certificate of Incorporation for Montrose Ventures, Inc. dated May, 25 1989.
3.2*	Certificate of Amendment to Certificate of Incorporation, dated April 23, 1996, changing the name of Montrose Ventures, Inc. to Java Group, Inc.
3.3*	Certificate of Amendment to Certificate of Incorporation, dated September 1, 2014, changing the name of Java Group, Inc. to Consolidated General Corp.
3.4**

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007, filed as Exhibit 3.1 to the registrant’s Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.

3.5**

Corrected Certificate of Amendment to Certificate of Incorporation dated October 5, 2010, filed as Exhibit 3.3 to the registrant’s Annual Report on Form 10-K, on March 31, 2011, Commission File Number 000-53505.

3.6**

Certificate of Amendment to Certificate of Incorporation, filed February 3, 2014, filed as Exhibit 3.4 to the registrant’s Annual Report on Form 10-K, on April 15, 2014, Commission File Number 000-53505.

3.7**	Bylaws of Goldcorp Holdings Co., filed as Exhibit 3.2 to the registrant’s Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.
3.6**

Amended and Restated Bylaws of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

4.1**	Form of Common Stock certificate, filed as Exhibit 4.1 to the registrant’s Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.
4,2**

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

4.3**

Certificate of Designation for Series A Preferred Stock of Goldland Holdings Co. filed with the Secretary of State of Delaware on March 24, 2015, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.1**

Charter of the Audit Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.2**

Charter of the Compensation Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.3**

Corporate Governance Principles of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.4**

Charter of the Executive Committee of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.5**

Charter of the Finance Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.6**

Charter of the Governance and Nominating Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.7**

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.8**

Securities Purchase Agreement between Goldland Holdings, Co. and KBM Worldwide, Inc. dated December 8, 2014, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on December 12, 2014, Commission File Number 000-53505.

10.9**

Promissory Note between Goldland Holdings, Co. and KBM Worldwide, Inc. dated December 8, 2014, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on December 12, 2014, Commission File Number 000-53505.

10.10**	Amendment to Lease dated April 12, 2013, filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, on April 16, 2013, Commission File Number 000-53505.
10.11**

Amended Asset Purchase Agreement dated November 18, 2013, by and among Universal Entertainment SAS, Ltd., Game Touch, LLC, and Claudia Fuentes Robles, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on November 18, 2013, Commission File Number 000-53505.

10.12**

Lease Agreement between Universal Equipment SAS, Inc. and Vomblom & Pomare SA dated September 19, 2013 filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10 on April 15, 2014, Commission File Number 000-53505.

10.13**	Form of Consulting Agreement, filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.
10.14**	Employment Agreement with Pierre Quilliam dated September 1, 2013, filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.
10.15**	Employment Agreement with Thomas Ridenour dated October 1, 2013, filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.
10.16*	Employment Agreement dated March 24, 2015, between Paul Parliament and the registrant.
10.17*	Employment Agreement dated September 25, 2015, between Douglas Brooks and the registrant.
10.18*	Employment Agreement dated March 24, 2015, between Martin Wolfe and the registrant.
10.19*	Employment Agreement dated March 24, 2015, between Richard Kaiser and the registrant.
10.20*	Consulting Agreement dated as of October 1, 2014, between Yes International and the registrant.
10.21*	Consulting Agreement dated November 9, 2015, between FMW Media Works Corp. and the registrant.
10.22*	Consulting Agreement dated as of October 1, 2015, between Vincent Caruso and the registrant.
10.23*	Consulting Agreement dated as of October 1, 2015, between Stephen Simon and the registrant.
10.24*	Mutual Release dated as of October 1, 2015, between Jack Frydman and the registrant.
10.25*	Mutual Release dated as of October 1, 2015, between Julios Kosta and the registrant.
10.26*	Consulting Agreement dated July 23, 2015, between Delaney Equity Group, LLC and the registrant.
10.27*	Convertible Promissory Note dated October 1, 2015, issued by the registrant in favor of Douglas Brooks, in the amount of $100,000.
10.28*	Consulting Agreement dated October 1, 2013, between Jack Frydman and the registrant.
10.29*	Consulting Agreement dated October 1, 2013, between Julios Kosta and the registrant.
10.30*	Convertible Promissory Note dated April 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $39,783.14.
10.31*	Convertible Promissory Note dated June 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $93,583.86.
10.32*	Convertible Promissory Note dated August 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $22,938.16.
10.33*	Convertible Promissory Note dated May 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $47,022.21.
10.34*	Convertible Promissory Note dated December 3, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $80,895.13
14.1**

Code of Business Conduct of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.1 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

14.2**

Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.2 to the registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

23.1*	Auditor Consent- Scrudato & Co., PA Certified Public Accounting Firm
23.2*	Auditor Consent- W.T. Uniack & Co. CPA's P.C.
31.1*	Certification of Paul Parliament, Chief Executive Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS CO.

Date: February 8, 2016.

By /s/ Paul Parliament

    Paul Parliament, President and Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Parliament PAUL PARLIAMENT	Chairman, President, Chief Executive Officer, and Director	February 8 , 2016
/s/ Douglas Brooks DOUGLAS BROOKS	Vice President and Director	February 8, 2016
/s/ Martin Wolfe MARTIN WOLFE	Chief Financial Officer, Principal Accounting Officer, and Director	February 8, 2016
/s/ Richard Kaiser RICHARD KAISER	Secretary and Corporate Governance Officer	February 8, 2016

GOLDLAND HOLDINGS CO.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 & 2013

WITH AUDIT REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Goldland Holdings Co.

We have audited the accompanying balance sheet of Goldand Holdings Co. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2014 and2013, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes, the Company does not currently have any revenue is dependent on the deferral of salaries and loans from management and a shareholder to pay operating expenses. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Woodstock, Georgia

March 31, 2014

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Scrudato & Co., PA

Certified Public Accounting Firm

To the Board of Directors and Stockholders of GOLDLAND HOLDINGS CO.

We have audited the accompanying balance sheet of Goldland Holdings Co. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldland Holdings Co. at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

January 26, 2016

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

F2

GOLDLAND HOLDINGS CO.
BALANCE SHEET
DECEMBER 31, 2014 & DECEMBER 31, 2013
	December 31	December 31
	2014	2013
ASSETS	$	$

Cash	3,604	478
Prepaid expenses	-	34,998
Other assets	-	3,000
TOTAL CURRENT ASSETS	$ 3,604	$ 38,476

Gaming equipment, net	$ 342,376	$ -
Mining properties	-	360,000
TOTAL ASSETS	$ 345,980	$ 398,476
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$	$
Accounts payable and accrued expenses	162,975	106,316
Due to related party	6,429	510,962
Notes payable	68,500	--
Payroll liabilities	3,737	--
Accrued compensation	--	6,045,973
TOTAL CURRENT LIABILITIES	$ 241,641	$ 6,663,251

Notes payable	--	3,000
Director's Loan	56,847	--
TOTAL LIABILITIES	$ 298,488	$ 6,666,251

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - par value $0.0001 [1,000,000,000 shares authorized, 142,749,669 issued and outstanding]	14,275	3,983
Preferred stock, 5,000,000 shares authorized	--	--
Additional paid in capital	21,450,055	12,201,959
Accumulated deficit	(21,416,837)	(18,473,717)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	47,492	(6,267,775)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 345,980	$ 398,476

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F3

GOLDLAND HOLDINGS CO.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014 & 2013
	December 31	December 31
	2014	2013

REVENUE	$ 161,510	$1,000,000

EXPENSES

Professional fees	1,691,158	111,272
Stock compensation expense	785,082	7,866,677
Depreciation expense	33,861	--
Gaming operating expenses	--	--
General and administrative	234,529	41,927
	2,744,630	8,019,876

LOSS FROM OPERATIONS	(2,583,120)	(7,019,876)

Debt conversion expense	--	--
Interest expense	--	--

NET LOSS BEFORE FOLLOWING	$ (2,583,120)	$ (7,019,876)

Write down of mining property	360,000

NET LOSS	$ (2,943,120)

Net loss per common share - basic and fully diluted	$ 0.35	$ (0.18)

Weighted average number of common shares outstanding	8,460,789	39,769,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F4

GOLDLAND HOLDINGS CO.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 & 2013

	Common Shares	Preferred Shares	Common Stock @ Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Deficit
			$		$	$	$
Balance at 12/31/12	31,860,460	--	3,186	--	10,626,801	(11,453,841)	(823,854)
Issuance of common stock for services	334,902	--	33		49,218		49,251
Issuance of Common Stock For compensation	7.633,519		764		1,525,940		1,526,704
Options granted
Net loss						(7,019,876)	(7,019,876)
Balance at 12/31/13	39,828,881	--	$ 3,983	--	$ 12,201,959	(18,473,717)	$ (6,267,775)
Issuance of common stock for services	50,832,782	--	5,083		2,303,499		2,308,582
Issuance of common stock for compensation	34,425,046		3,442		6,617,043		6,620,485
Issuance of stock for conversion of notes payable	19,113		2		3,056		3,058
Issuance of common stock for purchase of gaming equipment	17,450,513		1,746		305,317		307,063
Issuance of common stock for rent	193,334		19		19,181		19,200
Net loss						(2,943,120)	(2,943,120)
Balance at 12/31/14	$142,749,669	--	$ 14,275	--	$ 21,450,055	$(21,416,837)	$ 47,493
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F5

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 & 2013

	2014	2013
Cash flows from operating activities:
Net income (loss) \	$(2,943,120)	$(7,019,876)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	8,928,984	1,575,955
Impairment of mining assets	360,000	0
Compensation paid by related party		(657,920)
Increase (decrease) in operating assets and liabilities:
Accounts payable and accrued expenses	61,946	35,846
Prepaid expenses	17,500	17,500
Accrued compensation	(6,045,973)	6,045,973
Net cash (used in) operating activities	379,337	(2,522)
Cash flows from financing activities:
Payments of related party payable	(444,711)	0
Proceeds from notes payable	68,500	3,000
Net cash provided by financing activities	(376,211)	3,000
Net increase (decrease) in cash and cash equivalents	3,126	478
Cash and equivalents at beginning of period	--	--
Cash and equivalents at end of period	$ 3,604	$ 478

	2014	2013
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	$	$
Shares issued for services	2,308,582	49,251
Shares issued for compensation	6,620,485	1,526,704
Non-cash lease income	--	$ (1,000,000)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F6

GOLDLAND HOLDINGS CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 & 2013

NOTE 1: ORGANIZATION & DESCRIPTION OF BUSINESS

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

On September 19, 2013, our wholly-owned subsidiary entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,513 shares of our common stock (post-split). Closing was conditioned on our completion of a 1 for 10 reverse stock split, among other things. The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc. We completed the reverse split in March 2014, and completed the purchase on March 6, 2014. Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. This lease was subsequently suspended.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F7

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

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction.

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

F8

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

NOTE 3: NOTES PAYABLE

Loan Transactions with KBM Worldwide Inc.:

The Company borrowed $68,500 secured by a promissory note from KBM Wordwide Inc. in December 2014. The loan plus accrued interest of $9,500 was repaid in the months of April & May 2015.

NOTE 4: INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2012 and 2013:

	December 31, 2013	December 31, 2014
	%	%
Tax benefit computed at the maximum federal statutory rate	(34.0)	(34.0)

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0	0.0

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31 2013	December 31 2014

Deferred tax assets	$7,112,381	$8,098,830

Less valuation allowance	(7,112,381)	(8,098,830)

Net deferred tax assets	$—	$—

F10

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2014, the Company had net operating loss carryforwards of approximately 21,416,837 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2033. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5: RELATED PARTY TRANSACTIONS

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

In the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen-month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time. Silver Falcon remains remain obligated to pay any royalties or the non-accountable fee that accrues during the deferral period.  Several of our -officers and directors were also officers and directors of Silver Falcon. It is the intention of the company to enforce collection of all amounts owing under the lease, however, due to the uncertainty of collection, no amounts have been included in the current year’s financial statements. As at November 30, 2015 there were no common officers or directors between the two companies

Loan Transactions with New Vision Financial, Ltd.

From time to time we have borrowed funds from New Vision.  No amounts were due to or due from New Vision at December 31, 2014.

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  The amounts are non-interest bearing, unsecured demand loans.  As of December 31, 2014, Silver Falcon was indebed to the companyin the amount of $160,990. -As of December 31, 2013, we were indebted to Silver Falcon in the amount of $397,511

Loans from Bisell Investments, Inc.

During the year ended December 31, 2014, we borrowed $19,500 from Bisell Investments, Inc., a company controlled by Pierre Quilliam, our former chief executive officer.  The loans are non-interest bearing, unsecured, demand loans.

NOTE 6: COMMITMENTS & CONTINGENCIES

No Contingencies

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts due under a consulting agreement dated July 1, 2009.

F11

The consulting agreement provided that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by us on War Eagle Mountain.

The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares of common stock, valued by mutual agreement at approximately $150,000, and monthly consulting payments of $5,000 per month. The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for non-performance.  In 2011, Mr. Corrigan’s filed a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the alleged $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees. On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment. On September 15, 2014, the court ordered the payment of 150,000 shares of our common shares to Mr. Corrigan to conclude the matter.  We issued the shares on January 13, 2015.

NOTE 7:CAPITAL STOCK

At December 31, 2014, the Company's authorized capital stock was 1,00000,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 142,749,669 shares of Common Stock, and no shares of Preferred Stock.

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

•

7,633,519 shares of Common Stock related to conversions of notes payable valued at $1,526,704

2014 Transactions:

During the year ended December 31, 2014, the Company issued shares of Common Stock in the following transactions:

•

50,832,7 shares of Common Stock for consulting services valued at $2,308,582

•

34,425,046 shares of Common Stock for compensation valued at $6,62,485

•

19,113 shares of common stock for conversion of notes payable valued at $3,058

•

17,450,513 shares of common stock for the purchase of gaming equipment valued at $307,063

•

193,334 shares of common stock for the payment of rent valued at $19,200

NOTE 8: REVERSE STOCK SPLIT

On March 6, 2014, the Company amended it Certificate of Incorporation to increase its authorized capital stock to 1,000,000,000 shares of Common Stock, par value $0.0001 per share. In addition, the Company amended it Certificate of Incorporation to effect a reverse split of its common stock at a ratio of one share for each ten shares.

F12

NOTE 9: EQUIPMENT ACQUISITION

On September 19, 2013, the Company (through its wholly-owned subsidiary, Universal Entertainment SAS, Inc.) entered into an Asset Purchase Agreement with Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, to acquire certain casino equipment (the “Equipment”)(such transaction hereinafter referred to as the “Equipment Acquisition”). Closing of the Equipment Acquisition was conditioned on the Company effecting a one for ten reverse stock split, among other conditions. The Equipment had an original cost of $874,970, and includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc. The equipment was located at several establishments. The Asset Purchase Agreement provides that at closing of the Equipment Acquisition the Company the following transactions would take place:

•

The Company issued 17,450,535 shares of Common Stock to acquire the Equipment.

•

The Company would entered into a lease (the “Lease”) of the Equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. The lease was subsequently suspended due to lack of specific performance by all parties.

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

The Company accrued the value of the shares issuable as bonuses at closing of the Equipment Acquisition as a current liability at December 31, 2013.  The Company completed the Equipment Acquisition and related transactions in March 2014.  (See Note 11– Subsequent Events).

NOTE 10: GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($7,019,876) and ($2,943,120) for the twelve months ended December 31, 2013 and 2014, respectively.

The Company has remained in business primarily through deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

F13

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 11: SUBSEQUENT EVENTS

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock and preferred stock to various parties:

•

On March 24, 2015, we issued 1,000,000 restricted shares of our Series A Preferred Stock to Paul Parliament, in exchange for his agreement to serve as our chief executive officer, president and director, until his successors in office shall have been duly elected and shall have qualified, or until the term of office shall have otherwise been terminated, as provided by our bylaws, and for the further agreement to serve as president and a director of Universal Entertainment SAS, Inc. until his successors in office shall have been duly elected and shall have qualified, or until the term of such offices shall have otherwise been terminated, as provided by the bylaws of Universal Entertainment SAS, Inc., which such services were valued at $100,000.

•

On March 24, 2015, we issued 1,000,000 restricted shares of our Series A Preferred Stock to Martin Wolfe, in exchange for his agreement to serve as our chief financial officer and director, until his successors in office shall have been duly elected and shall have qualified, or until the term of office shall have otherwise been terminated, as provided by our bylaws, and for the further agreement to serve as a vice president and a director of Universal Entertainment SAS, Inc. until his successors in office shall have been duly elected and shall have qualified, or until the term of such offices shall have otherwise been terminated, as provided by the bylaws of Universal Entertainment SAS, Inc., which such services were valued at $100,000.

•

On March 24, 2015, we issued 500,000 restricted shares of our Series A Preferred Stock to Julios Kosta, in exchange for past services rendered to Goldland Holdings valued at $50,000.

•

On March 24, 2015, we issued 250,000 restricted shares of our Series A Preferred Stock to Jack Frydman, in exchange for past services rendered to Goldland Holdings valued at $25,000.

•

On March 24, 2015, we issued 250,000 restricted shares of our Series A Preferred Stock to Richard Kaiser, in exchange for past services rendered to Goldland Holdings valued at $25,000.

•

On October 6, 2015, we issued 2,000,000 restricted shares of our common stock to Douglas Brooks, in exchange for his agreement to serve as an officer and director of Goldland Holdings, and his further investment of $100,000, in exchange for a convertible promissory note, providing for a note conversion into common stock of the registrant based on the stock price low as of September 23, 2015.  The form of the convertible promissory note is attached to this report as an exhibit.  The 2,000,000 restricted shares issued on October 6, 2015, were valued at $51,000.

•

On October 31, 2015, we issued 355,060 restricted shares of our common stock to Douglas Brooks in payment of executive pay valued at $12,500.

•

On October 31, 2015, we issued 118,766 restricted shares of our common stock to Douglas Brooks in payment of expenses valued at $2,768.

•

On November 9, 2015, we issued 14,500,000 restricted shares of our common stock to FMW Media Group, Inc., pursuant to a Consulting Agreement dated November 9, 2015, valued at $406,000.

F14

•

On October 1, 2015, we issued 1,500,000 restricted shares of our common stock to Vincent Caruso, pursuant to a Consulting Agreement dated October 1, 2015, valued at $84,000.  The subject 1,500,000 restricted shares will be replaced with 1,500,000 shares of our common stock, pursuant to a registration statement on Form S-8 under the Securities Act, as soon as we are current in all of our filings under the Exchange Act.

•

On October 1, 2015, we issued 1,500,000 restricted shares of our common stock to Stephen Simon, pursuant to a Consulting Agreement dated October 1, 2015, valued at $84,000.  The subject 1,500,000 restricted shares will be replaced with 1,500,000 shares of our common stock, pursuant to a registration statement on Form S-8 under the Securities Act, as soon as we are current in all of our filings under the Exchange Act.

•

On October 6, 2015, we issued 6,500,000 restricted shares of our common stock to Jack Frydman in connection with the cancellation of a Consulting Agreement dated October 1, 2013. The shares were valued at $165,750.

•

On October 6, 2015, we issued 6,000,000 restricted shares of our common stock to Jack Frydman in connection with the cancellation of a Consulting Agreement dated October 1, 2013. The shares were valued at $153,000.

•

On October 31, 2015, we issued 262,467 restricted shares of our common stock to Jack Frydman as consulting compensation.  The shares were valued at $10,000.

•

On October 31, 2015, we issued 12,094 restricted shares of our common stock to Jack Frydman as for expenses. The shares were valued at $267.28.

•

On October 6, 2015, we issued 6,000,000 restricted shares of our common stock to Julios Kosta in connection with the cancellation of a Consulting Agreement dated October 1, 2013. The shares were valued at $153,000.

•

On October 6, 2015, we issued 5,000,000 restricted shares of our common stock to Julios Kosta in connection with the cancellation of a Consulting Agreement dated October 1, 2013. The shares were valued at $127,500.

•

On October 6, 2015, we issued 5,000,000 restricted shares of our common stock to Julios Kosta in connection with the cancellation of a Consulting Agreement dated October 1, 2013. The shares were valued at $127,500.

•

On October 31, 2015, we issued 328,084 restricted shares of our common stock to Julios Kosta as consulting compensation. The shares were valued at $12,500.

•

On October 31, 2015, we issued 1,013,996 restricted shares of our common stock to Richard Kaiser as consulting compensation. The shares were valued at $27,312.52.

•

On October 31, 2015, we issued 27,529 restricted shares of our common stock to Richard Kaiser as for expenses. The shares were valued at $608.38.

•

On August 11, 2015, we issued 2,296,213 restricted shares of our common stock to Martin Wolfe in payment for director’s fees for the 2014 calendar year. The shares were valued at $22,500.

•

On October 31, 2015, we issued 1,976,186 restricted shares of our common stock to Martin Wolfe in payment of executive compensation. The shares were valued at $47,370.98.

•

On October 7, 2015, we issued 170,940 restricted shares of our common stock to Eric Pederson in connection with the conversion of a promissory note. The shares were valued at $4,000.

•

On August 1, 2015, we issued 4,084,402 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note. The shares were valued at $40,844.20.

F15

•

On August 11, 2015, we issued 4,010,134 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note. The shares were valued at $95,040.18.

•

On August 11, 2015, we issued 969,976 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note. The shares were valued at $22,988.44.

•

On August 11, 2015, we issued 2,028,416 restricted shares of our common stock to Paul Parliament in connection with the conversion of a promissory note. The shares were valued at $48,073.45.

•

On August 11, 2015, we issued 2,354,353 restricted shares of our common stock to Paul Parliament in payment for director’s fees for the 2014 calendar year. The shares were valued at $30,000.

•

On October 31, 2015, we issued 4,002,608 restricted shares of our common stock to Paul Parliament in payment of executive compensation. The shares were valued at $107,812.50.

Consulting Agreements

During the fiscal years ended December 31, 2014, and December 31, 2015, we executed consulting agreements with the following:

•

Consulting Agreement dated as of October 1, 2014, between Yes International and the registrant with respect to investor relations, consulting, press services and Edgar filing services.

•

Consulting Agreement dated as of October 1, 2015, between Vincent Caruso and the registrant with respect to advice on marketing and business development on a non-exclusive basis, in exchange for 1,500,000 shares of our common stock to be registered on Form S-8, pursuant to the Securities Act.  Mr. Caruso has already received 1,500,000 restricted shares of our common stock.  As soon as we can legally issue registered S-8 common stock, we will exchange the previously issued 1,500,000 restricted shares of our common stock for 1,500,000 registered shares of our common stock.

•

Consulting Agreement dated as of October 1, 2015, between Stephen Simon and the registrant with respect to advice on marketing and business development on a non-exclusive basis, in exchange for 1,500,000 shares of our common stock to be registered on Form S-8, pursuant to the Securities Act.  Mr. Simon has already received 1,500,000 restricted shares of our common stock. As soon as we can legally issue registered S-8 common stock, we will exchange the previously issued 1,500,000 restricted shares of our common stock for 1,500,000 registered shares of our common stock.

•

Consulting Agreement dated July 23, 2015, between Delaney Equity Group, LLC and the registrant with respect to efforts to advise the registrant and/or any of its projects, or otherwise arrange for the registrant to receive capital on terms and conditions acceptable to the registrant, through any legal means, whether equity, debt or any combination thereof. Delaney Equity Group, LLC shall receive a combination of cash, warrants for the purchase of shares of our common stock, and shares of our common stock as described in the agreement.

•

Consulting Agreement dated November 9, 2015, between FMW Media Works Corp. and the registrant with respect to advice as will assist in maximizing the effectiveness of the registrant’s business model both relative to its business model and to its present and contemplated capital structure, in exchange for 14,500,000 shares of our restricted common stock, pursuant to the Securities Act. The shares will be included in any registration statement filed within one year from the effective date of the agreement. The shares shall be deemed fully earned upon signing of agreement.

F16

On October 1, 2015, we executed a Mutual Release with Jack Frydman in connection with the termination of a Consulting Agreement dated October 1, 2013.

Pursuant to the Mutual Release we acknowledged that Mr. Frydman had received 12,500,000 shares of our restricted common stock as a final payment for all services under the Consulting Agreement dated October 1, 2013.

On October 1, 2015, we executed a Mutual Release with Julios Kosta in connection with the termination of a Consulting Agreement dated October 1, 2013. Pursuant to the Mutual Release we acknowledged that Mr. Kosta had received 16,000,000 shares of our restricted common stock as a final payment for all services under the Consulting Agreement dated October 1, 2013.

F17