Form 10-Q
period 2015-03-31
GoldLand Holdings Corp.
filed 2016-03-01
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-33053

_____________________________________

GOLDLAND HOLDINGS CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1266967 (I.R.S. Employer Identification Number)
590 York Road, Unit 3 Niagara On The Lake, Ontario, CANADA (Address of principal executive offices)	L0S 1J0 (Zip Code)
(716) 803-0621 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [ ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ]  No [ X ].

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 31, 2015 the registrant had outstanding 259,151,565 shares of common stock.

Table of Contents

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

15

Item 4.  Controls and Procedures.

15

Item 4 (T).  Controls and Procedures.

15

PART II.  OTHER INFORMATION.

16

Item 1.  Legal Proceedings.

16

Item 1A.  Risk Factors.

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

17

Item 4. Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits.

17

SIGNATURES

18

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDLAND HOLDINGS CO.

BALANCE SHEET

MARCH 31, 2015 AND DECEMBER 31, 2014

ASSETS	March 31, 2015 (unaudited)	December 31, 2014 (audited)
Cash and cash equivalents	$-	$3,604
Due from related parties	9,715	-
		-
Total current assets	9,715	3,604

Gaming equipment, net	319,801	342,376
Mining Properties	-	-

Total Assets	$329,516	$345,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$171,011	$162,974
Due to related parties	-	6,429
Notes payable	146,363	68,500
Payroll liabilities	-	3,737

Total current liabilities	317,374	241,640

Director’s loan	39,783	56,847
Total liabilities	357,157	298,487

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized – 3,000,000 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	300	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 190,078,704 and 142,749,669 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19,008	14,275
Additional paid in capital	22,259,996	21,450,055
Accumulated deficit	(22,306,945)	(21,416,838)
Total stockholders' equity (deficit)	(27,641)	47,493

Total Liabilities and Stockholders' Equity (Deficit)	$329,516	$345,980

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenues:	$-	$-

Expenses:
Professional fees	542,391	471,652
Stock compensation expense	304,739	424,384
Depreciation expense	22,574	6,271
General and administrative	20,404	9,492
Total expenses	890,108	911,799

Loss from operations	(890,108)	(911,799)

Interest expense	-	(58)

Net Loss	$(890,108)	$(911,857)

Net loss per common share – basic and fully diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding – basic and fully diluted	157,859,347	56,797,246

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

		2015	2014
Cash flows from operating activities:
Net income (loss)	$	(890,108)	$(911,857)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services		492,151	458,000
Issuance of common stock for compensation		321,188	6,469,857
Issuance of common stock for interest		-	58
Issue if common shares for legal award		1,335	-
Issuance of preferred stock		300	-
Increase (decrease) in operating assets and liabilities:		-	-
Depreciation		22,574	6,271
Accounts payable and accrued expenses		251	4,059
Accrued compensation		-	(6,045,973)
Notes payable		77,863	-
Payroll liabilities		(3,737)	-
Prepaid expenses		-	4,375
Director’s loan		(17,064)	-
Due to related party		(8,357)	15,022
Net cash provided by (used in) operating activities		(3,604)	(188)

Net increase (decrease) in cash and cash equivalents		(3,604)	(188)
Cash and equivalents at beginning of period		3,604	478
Cash and equivalents at end of period		$-	$290

	2015	2014
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$492,151	$458,000
Shares issued to repay note payable	$-	$3,058
Shares issued for purchase of gaming equipment	$-	$3
Shares issued for legal award	$1,335	$-
Shares issued for compensation	$321,188	$1,526,704
Non-cash lease income	$-	$(250 000)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock AT PAR	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity

Balance at 12/31/14	142,749,669	-	$ 14,275	$ -	$ 21,450,055	(21,416,837)	$ (47,493)

Shares issued for services	35,739,515	-	3,574	-	488,577	-	492,151
Shares issued for compensation	11,439,520	-	1144	-	320,044	-	321,188
Shares issued for legal award	150,000	-	15	-	1,320	-	1,335
Preferred shares issued for services	-	3,000,000	-	300	300	-	300

Net loss						(890,108)	(890,108)
Balance at 03/31/15	190,078,704	3,000,000	$ 19,008	$ 300	$ 22,259,996	$ (22,306,945)	$ ($27,641)

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

NOTES TO INTERIM FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when earned according to lease and royalty agreements.  Lease income is recognizes as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as minerals are extracted and refined.

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

Impairment of Long-Lived Assets

Golding Holdings reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows.  Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans.  Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired.  The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment.  Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials.  In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.  Golding Holdings’ estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

Golding Holdings evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable.  To accomplish this, Golding Holdings compares the estimated fair value of its reporting units to their carrying amounts.  If the carrying value of a reporting unit exceeds its estimated fair value, Golding Holdings compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings.  Golding Holdings’ fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

Golding Holdings has issued and may issue stock in lieu of cash for certain transactions.  The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

Golding Holdings’ Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of Golding Holdings’ Financial Statements requires Golding Holdings to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Golding Holdings bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Research and Development

Golding Holdings expenses research and development costs as incurred.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of March 31, 2015, the amount from Silver Falcon was $131,749, the amount due to Diamond Creek Mill, Inc., a wholly-owned subsidiary of Silver Falcon, was $2,550, the amount due to Pierre Quilliam was $48,921, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $8,000, and the amount due from Bisell Investments, LLC was $19,750  The amounts are non-interest bearing, unsecured demand loans.

Silver Falcon is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, issued shares of its common stock to pay compensation expenses of our officers and independent contractors.  No payment has been received since December 31, 2013

NOTE 3 - LOANS PAYABLE

Goldland Holdings is indebted to KBM Worldwide Inc. in the amount of $118,500.  The amount of $68,500 borrowed on December 4, 2014 was fully repaid in May 2015.  On January 8, 2015 Pierre Quilliam the then CEO authorized without Board of Directors approval or knowledge, a company loan in the amount of $53,500 from KBM Worldwide, Inc.  A convertible promissory note was issued at an interest rate of 8% per annum and the note was due on October 12, 2015.  Other loans payable totaling $24,363 are unsecured and due on demand.

NOTE 4 – GOING CONCERN

As of March 31 2015, the registrant had an accumulated deficit during development stage of $22,306,945 during the three months ended March 31, 2015, the registrant used net cash of $3,604 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

While the registrant is attempting to commence operations and generate revenues, the registrant’s cash position may not be significant enough to support the registrant’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for the registrant to continue as a going concern.  While the registrant believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the registrant to continue as a going concern is dependent upon the registrant’s ability to further implement its business plan and generate revenues.

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are included in this Report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report.

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Goldland Holdings,” all refer to Goldland Holdings and its subsidiaries as of the date of this report.

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

Going Concern

As of March 31, 2015, the registrant had an accumulated deficit during development stage of $22,306,945.  During the three months ended March 31,, 2015, the registrant used net cash of $3,604 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

While the registrant is attempting to commence operations and generate revenues, the registrant’s cash position may not be significant enough to support the registrant’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for the registrant to continue as a going concern.  While the registrant believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the registrant to continue as a going concern is dependent upon the registrant’s ability to further implement its business plan and generate revenues.

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2015, and December 31, 2014:

                                                                                          March 31, 2015                               December 31, 2014

Due (to) from related parties                                     $     9,715                                        $  (6,429)

Accounts payable                                                      $ 123,442                                        $ 162,974

Notes payable                                                            $ 186,146                                         $   68,500

Director’s loan                                                           $   39,783                                         $   56,847

Operating activities

There was no revenue during this reporting period

Investing activities

None that have not already been reported.

Financing Activities

On January 8, 2015 Pierre Quilliam the then CEO authorized without Board of Directors approval or knowledge, a company loan in the amount of $53,500 from KBM Worldwide, Inc.  A convertible promissory note was issued at an interest rate of 8% per annum and the note was due on October 12, 2015.  The loan currently has a principle balance of $25,000 and arrangements to pay out the loan in full have been made with KBM to do so as soon as Golding Holdings has excess funds.

The loan in favor of KBM Worldwide Inc. advanced on Dec. 4, 2014 in the amount of $68,500 was fully repaid in May 2015.

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

Recently Issued Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein.  Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2014.

Item 4.

Controls and Procedures.

See Item 4(T) below.

Item 4(T).

Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a,  et seq.  ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2015, due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Goldland Holdings is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Paul Parliament, Chief Executive Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Martin Wolf, Chief Financial Officer and Principal Accounting Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Paul Parliament, Chief Executive Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Goldland Holdings Co., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS CO.

Date: February 29, 2016.

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

18