Form 10-Q
period 2015-06-30
GoldLand Holdings Corp.
filed 2016-03-07
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended Jume 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes []  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes []  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ]  No [ X ]

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

19

Item 4.  Controls and Procedures.

19

Item 4 (T).  Controls and Procedures.

19

PART II.  OTHER INFORMATION.

20

Item 1.  Legal Proceedings.

20

Item 1A.  Risk Factors.

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults upon Senior Securities.

20

>Item 4. Mine Safety Disclosures.

20

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

SIGNATURES

21

                                              PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDLAND HOLDINGS CO.

BALANCE SHEET

JUNE 30, 2015 AND DECEMBER 31, 2014

ASSETS CURRENT	June 30, 2015 (unaudited)	December 31, 2014 (audited)
Cash and cash equivalents	$ 70	$ 3,604
Due from related parties	11,740	-
Prepaid expenses	1,884	-
		-
Total current assets	13,694	3,604

Gaming equipment, net	297,228	342,376
Office furniture and equipment - net	11,645	-

Total fixed assets	308,973	342,376

Total Assets	$ 322,567	$ 345,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$116,165	$ 162,974
Due to related parties	-	6,429
Notes payable	70,446	68,500
Payroll liabilities	-	3,737
Accrued compensation	14,000	--
Director’s loans	197,855	56,847

Total current liabilities	398,466	298,487

Total liabilities	398,466	298,487

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized – 3,000,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	300	-

Common stock, par value $0.0001, 1,000,000,000 shares authorized, 191,546,681 and 142,749,669 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	19,042	14,275
Additional paid in capital	22,325,349	21,450,055
Accumulated deficit	(22,420,590)	(21,450,055)
Total stockholders' equity (deficit)	(75,899)	47,493

Total Liabilities and Stockholders' Equity (Deficit)	$ 322,567	$345,980

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenues:	$ -	$ 625,989

Expenses:
Professional fees	560,543	2,373,890
Stock compensation expense	366,239	634,296
Gaming operating expense	-	122,162
Salary	10,500
Depreciation expense	45,148	27,347
General and administrative	21,323	131,693
Total expenses	1,003,753	3,289,388

Loss from operations	(1,003,753)	(2,663,399)

Interest expense	2,917	(587)

Net Loss	$ (1,006,670)	$ (2,663,986)

Net loss per common share – basic and fully diluted	$ (0.03)	$ (0.02)

Weighted average number of common shares outstanding – basic and fully diluted	32,257,780	86,687,412

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenues:	$ -	$ 625,989

Expenses:
Professional fees	18,152	1,902,238
Stock compensation expense	61,500	209,912
Gaming operating expenses	-	122,162
Depreciation expense	22,574	21,076
General and administrative	919	122,201
Salary	10,500	-
Total expenses	113,645	2,377,589

Loss from operations	(113,645)	(1,751,600)

Interest expense	2,917	(529)

Net Loss	$ (116,562)	$ (1,752,129)

Net loss per common share – basic and fully diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding – basic and fully diluted	189,234,696	116,013,408

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$ (1,006,670)	$ (2,663,986)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	492,151	2,195,599
Issuance of common stock for compensation	382,575	6,895,982
Issuance of common stock for interest	-	58
Issuance if common shares for legal award	1,335	-
Issuance of common stock from treasury	4,000	-
Issuance of preferred stock	300	-
Increase (decrease) in operating assets and liabilities:
Depreciation	45,148	27,347
Acquisition of fixed assets	11,645	-
Accounts receivable	-	(371,387)
Accounts payable and accrued expenses	(48,810)	17,711
Accrued compensation	14,000	(5,696,811)
Notes payable	1,946	-
Payroll liabilities	(3,737)	2,949
Prepaid expenses	1,884	8,750
Director’s loan	95,338	-
Due to related party	5,311	(414,653)
Net cash provided by (used in) operating activities	(3,534)	1,559

Net increase (decrease) in cash and cash equivalents	(3,534)	1,559
Cash and equivalents at beginning of period	3,604	478
Cash and equivalents at end of period	$ 70	$ 2,037

	2015	2014
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 492,151	$ 2,195,599
Shares issued to repay note payable	$ 3,058	$ 3,058
Shares issued for purchase of gaming equipment	$ --	$ 512,093
Shares issued for legal award	$ 1,335	$ -
Shares issued for compensation	$ 7,375,930	$ 6,895,982

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock AT PAR	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity

Balance at 12/31/14	142,749,669	-	$ 14,275	$ -	$ 21,450,055	(21,416,837)	$47,492

Shares issued for services	35,739,515	-	3,574	-	488,577	-	492,151
Shares issued for compensation	12,736,557	-	1,161	-	381,414	-	382,575
Shares issued for legal award	150,000	-	15	-	1,320	-	1,335
Shares issued from Treasury	170,940	-	17	-	3983	-	4,000
Preferred shares issued for services	-	3,000,000	-	300	300	-	300
Net loss						(1,003,753)	(1,003,753)
Balance at 06/30/15	191,546,681	3,000,000	$ 19,042	$ 300	$ 22,325,349	$ (22,420,590)	$ (75,900)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2015, the amount due from Silver Falcon was $159,489, , the amount due to Pierre Quilliam was $48,921, the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $27,180 and the amount due from Bisell Investments, LLC was $19,750  The amounts are non-interest bearing, unsecured demand loans.

As of June 30, 2015 the company was indebted to Paul Parliament in the amount of $197,855. Subsequent to this period Mr Parliament had his debt converted to common stock.

Silver Falcon is obligated to pay Goldland $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, issued shares of its common stock to pay compensation expenses of our officers and independent contractors.  No payment has been received since December 31, 2013. Demand has been made upon Silver Falcon to make all payments due.

NOTE 3 - LOANS PAYABLE

Goldland Holdings is indebted to KBM Worldwide Inc. in the amount of $42,583.  The amount of $68,500 borrowed on December 4, 2014 was repaid in May 2015.  On January 8, 2015 Pierre Quilliam the then CEO authorized without Board of Directors approval or knowledge, a company loan in the amount of $53,500 from KBM Worldwide, Inc.  A convertible promissory note was issued at an interest rate of 8% per annum and the note was due on October 12, 2015 . Other loans payable totaling $29,888 are unsecured and due on demand.

NOTE 4 – CAPITAL STOCK

At June 30, 2105, the Company’s authorized capital stock was 1,000,000,000 shares of Common Stock, par value of $0.001 per share, and 5,00,000 shares of Preferred Stock, par value $0.0001 per share. On that date the company had outstanding $190,078,704 shares of Common Stock and 3,000,000 of Preferred Stock.

During the three months ended June 30, 2015, we issued shares in the following transactions:

•

 1,297,327 shares of Common Shares valued at  $61,38    for compensation

•

150,000 shares of Common Stock valued at $1,335 for Corrigan settlement

•

3,000,000 shares of Preferred Stock valued at $300 issued for services

On June 23, 2015 the board of directors authorized it’s transfer agent to stop transfer instructions on 74,990,724 common shares of the company. The details are contained on Form 8-K filed with the SEC on July 15, 2015.

NOTE 5 – GOING CONCERN

As of March 31 2015, the registrant had an accumulated deficit during development stage of $22,306,945 during the six months ended June 30 2015, the registrant used net cash of $3,515 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Going Concern

As of June 30, 2015, the registrant had an accumulated deficit during development stage of 22,306,945  During the three months ended March 31,, 2015, the registrant used net cash of $3,515 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Six Months Ended June 30, 2015, Compared to Six Ended June 30, 2014

We reported revenues of 0 and $625,989 during the six months ended June 30, 2015 and 2014 respectively.  As Silver Falcon is unable to make  lease payment obligations we have not accrued the revenue.

There thas not been any activity in the leasing of the gaming machines but we expect to have revenue producing contracts in place by the end of the first quarter of 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2015 and December 31, 2014:

                                                                                          June 30, 2015                               December 31, 2014

Due (to) from related parties                                     $  11,740                                       $  (6,429)

Accounts payable                                                      $ 116,165                                      $ 162,974

Notes payable                                                            $ 70,466                                         $   68,500

Director’s loan                                                           $197,855                                         $  56,847

Operating activities

We reported revenues of 0 and $625,989 during the Six months ended June 30, 2015 and 2014.

Investing activities

None that have not already been reported.

Financing Activities

On January 8, 2015 Pierre Quilliam the then CEO authorized without Board of Directors approval or knowledge, a company loan in the amount of $53,500 from KBM Worldwide, Inc.  A convertible promissory note was issued at an interest rate of 8% per annum and the note was due on October 12, 2015.  The loan currently has a principle balance of $42,583 and arrangements to pay out the loan in full have been made with KBM to do so as soon as Golding Holdings has excess funds.

The loan in favor of KBM Worldwide Inc. advanced on Dec. 4, 2014 in the amount of $68,500 was repaid in May 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the first quarter March 31, 2015

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

Date:March 4, 2016.

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Parliament, certify that:

1.

I have reviewed this Form 10-Q of Goldland Holdings Co.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2016.

  /s/ Paul Parliament

Paul Parliament, Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Wolfe, certify that:

1.

I have reviewed this Form 10-Q of Goldland Holdings Co.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d )

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2016.

  /s/ Martin Wolfe

Martin Wolfe, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C.  SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Goldland Holdings Co. for the fiscal quarter ending June 30, 2015, I, Paul Parliament, Chief Executive Officer of Goldland Holdings Co., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2015 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2015 fairly presents, in all material respects, the financial condition and results of operations of Goldland Holdings Co.

Date March 4, 2016.

  /s/ Paul Parliament

Paul Parliament, Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C.  SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Goldland Holdings Co. for the fiscal quarter ending June 30 2015 I, Martin Wolfe, Chief Financial Officer of Goldland Holdings Co., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2015, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2015, fairly presents, in all material respects, the financial condition and results of operations of Goldland Holdings Co.

Date: March 4, 2016.

  /s/ Martin Wolfe

Martin Wolf, Chief Financial Officer and Principal Accounting Officer