Form 10-Q
period 2015-09-30
GoldLand Holdings Corp.
filed 2016-03-10
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period  ended September 30, 2015

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

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults upon Senior Securities.

20

>Item 4. Mine Safety Disclosures.

20

Item 5.  Other Information.

21

Item 6.  Exhibits.

21

SIGNATURES

21

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDLAND HOLDINGS CO.

BALANCE SHEET

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

ASSETS CURRENT	September 30, 2015 (unaudited)	December 31, 2014 (audited)
Cash and cash equivalents	$ 140	$ 3,604
Due from related parties	11,740	-
Prepaid expenses	1,884	-
Total current assets	13,764	3,604

Gaming equipment, net	274,654	342,376
Office furniture and equipment - net	11,645	-
Total fixed assets	286,299	342,376
Total Assets	$ 300,063	$ 345,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$114,447	$ 162,974
Due to related parties	-	6,429
Notes payable	79,201	68,500
Payroll liabilities	-	3,737
Accrued compensation	35,000	-
Director’s loans	55,204	56,847
Total current liabilities	283,852	298,487
Total liabilities	283,852	298,487

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized – 3,000,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	300	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 213,604,708 and 142,749,669 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	21,360	14,275
Additional paid in capital	22,754,201	21,450,055
Accumulated deficit	(22,759,650)	(21,450,055)
Total stockholders' equity (deficit)	16,211	47,493

Total Liabilities and Stockholders' Equity (Deficit)	$300,063	$345,980

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenues:	$ -	$ 655,059

Expenses:
Professional fees	575,801	2,401,695
Stock compensation expense	512,839	785,082
Gaming operating expense	-	122,162
Salary	128,812	-
Depreciation expense	67,722	48,423
General and administrative	49,334	219,155
Total expenses	1,334,508	3,576,517

Loss from operations	(1,334,508)	(2,921,458)

Interest expense	8,305	(1,069)

Net Loss	$ (1,342,813)	$ (2,922,527)

Net loss per common share – basic and fully diluted	$ (0.06)	$ (0.03)

Weighted average number of common shares outstanding – basic and fully diluted	206,610,342	105,134,547

See accompanying notes to financial statements

GOLDLAND HOLDINGS CO.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenues:	$ -	$ 29,070

Expenses:
Professional fees	15,258	27,805
Stock compensation expense	146,600	150,786
Depreciation expense	22,574	21,076
General and administrative	28,011	87,462
Salary	118,312	-
Total expenses	330,775	287,129

Loss from operations	(330,755)	(258,059)

Interest expense	5,388	(482)

Net Loss	$ (336,143)	$ (258,541)

Net loss per common share – basic and fully diluted	$ (0.02)	$ -

Weighted average number of common shares outstanding – basic and fully diluted	204,710,749	141,451,433

GOLDLAND HOLDINGS CO.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$ (1,342,813)	$ (2,922,527)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	492,151	2,237,729
Issuance of common stock for debt conversion	206,945
Issuance of common stock for compensation	606,800	7,375,930
Issuance of common stock for interest	-	58
Issuance if common shares for legal award	1,335	-
Issuance of common stock for rent		19,200
Issuance of common stock from treasury	4,000	-
Issuance of preferred stock	300	-
Increase (decrease) in operating assets and liabilities:		-
Depreciation	67,722	48,423
Acquisition of fixed assets	11,645	-
Accounts receivable	-	(371,387)
Accounts payable and accrued expenses	(102,351)	52,804
Accrued compensation	35,000	(6,045,973)
Notes payable	10,701	-
Payroll liabilities	(3,737)	3,737
Prepaid expenses	1,884	13,125
Director’s loan	1,643	-
Due to related party	5,311	(411,434)
Net cash provided by (used in) operating activities	(3,464)	(315)

Net increase (decrease) in cash and cash equivalents	(3,464)	(315)
Cash and equivalents at beginning of period	3,604	478
Cash and equivalents at end of period	$ 140	$ 163

	2015	2014
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 492,151	$ 2,237,729
Shares issued to repay note payable	$ -	$ 3,058
Shares issued for purchase of gaming equipment	$ -	$ 512,093
Shares issued for legal award	$ 1,335	$ -
Shares issued for conversion of debt	$ 206,945	$ -
Shares issued for compensation	$ 606,800	$ 7,375,930
Preferred shares issued for services	$ 300	$ -

See accompanying notes to financial statements.

GOLDLAND HOLDINGS CO.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock AT PAR	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity

Balance at 12/31/14	142,749,669	-	$ 14,275	$ -	$ 21,450,055	(21,416,837)	$47,492

Shares issued for services	35,739,515	-	3,574	-	488,577	-	492,151
Shares issued for compensation	23,701,655	-	2,370	-	604,430	-	606,800
Shares issued for legal award	150,000	-	15	-	1,320	-	1,335
Shares issued from Treasury	170,940	-	17	-	3,983	-	4,000
Shares issued for loan conversion	11,092,928	-	1,109	-	-	-	206,945
Preferred shares issued for services	-	3,000,000	-	300	-	-	300
Net loss	-	-	-	-	-	(1,003,753)	(1,342,813)
Balance at 09/30/15	213,604,708	3,000,000	$21,360	$ 300	$22,754,201	$(22,759,650)	$16,210

See accompanying notes to financial statements.

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

Impairment of Long-Lived Assets

Goldland Holdings reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows.  Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans.  Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired.  The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment.  Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials.  In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.  Goldland Holdings’ estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

Goldland Holdings evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable.  To accomplish this, Goldland Holdings compares the estimated fair value of its reporting units to their carrying amounts.  If the carrying value of a reporting unit exceeds its estimated fair value, Goldland Holdings compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings.  Goldland Holdings’ fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

Goldland Holdings has issued and may issue stock in lieu of cash for certain transactions.  The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

Goldland Holdings’ Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of Goldland Holdings’ Financial Statements requires Goldland Holdings to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Goldland Holdings bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Basic and Diluted Per Common Share

Basic earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Because we have incurred net losses, basic and diluted losses per share are the same since additional potential common shares would be anti-dilutive.

Research and Development

Goldland Holdings expenses research and development costs as incurred.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of September 30, 2015, the amount due from Silver Falcon was $159,489,, , the amount due from Palmirs, Inc., a wholly-owned subsidiary of Silver Falcon, was $27,180 and the amount due from Bisell Investments, LLC was $19,750  The amounts are non-interest bearing, unsecured demand loans.

As of September 30, 2015 the company was indebted to Paul Parliament in the amount of $79,201.

Silver Falcon is obligated to pay Goldland Holdings $83,333 per month as rent under a mining lease.  Instead of paying the rent in cash, Silver Falcon has, since January 1, 2012, issued shares of its common stock to pay compensation expenses of our officers and independent contractors.  No payment has been received since December 31, 2013. Demand has been made upon Silver Falcon to make all payments due.

NOTE 3 - LOANS PAYABLE

Goldland Holdings is indebted to KBM Worldwide Inc. in the amount of $42,583.  The amount of $68,500 borrowed on December 4, 2014, was repaid in May 2015.  On January 8, 2015, Pierre Quilliam, the then CEO authorized without Board of Directors, approval or knowledge, a company loan in the amount of $53,500 from KBM Worldwide, Inc.  A convertible promissory note was issued at an interest rate of 8% per annum and the note was due on October 12, 2015. Other loans payable totaling $36,618 are unsecured and due on demand.  Included in this amount is $22,127 owing to Julios Kosta.

NOTE 4 – CAPITAL STOCK

At September 30, 2105, the Company’s authorized capital stock was 1,000,000,000 shares of Common Stock, par value of $0.0001 per share, and 5,00,000 shares of Preferred Stock, par value $0.0001 per share. On that date the company had outstanding 213,604,708 shares of Common Stock and 3,000,000 of Preferred Stock.

During the three months ended September 30, 2015, we issued shares in the following transactions:

•

 1,096 shares of Common Stock valued at $224,312 for compensation.

•

1,109 shares of Common Stock valued at 206,945 for conversion of debt.

On June 23, 2015 the board of directors authorized its transfer agent to stop transfer instructions on 74,990,724 common shares of the company. The details are contained on Form 8-K filed with the SEC on July 15, 2015.

NOTE 5 – GOING CONCERN

As of September 30, 2015, the registrant had an accumulated deficit during development stage of $22,759,650 during the nine months ended September 30, 2015, the registrant used net cash of $3,464 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Going Concern

As of September 30, 2015, the registrant had an accumulated deficit during development stage of $22,759,650.  During the three months ended September 30, 2015, the registrant used net cash of $3,464 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

We reported revenues of 0 and $655,059 during the nine months ended September 30, 2015 and 2014 respectively.  As Silver Falcon is unable to make lease payment obligations we have not accrued the revenue.

There has not been any activity in the leasing of the gaming machines but we expect to have revenue producing contracts in place by the end of the first quarter of 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2015, and December 31, 2014:

                                                                                         September 30, 2015               December 31, 2014

Due (to) from related parties                                      $   11,740                                       $      (6,429)

Accounts payable                                                      $ 114,448                                       $    162,974

Notes payable                                                            $  79,201                                        $     68,500

Director’s loan                                                           $  55,204                                         $     56,847

Operating activities

We reported revenues of 0 and $655,059 during the nine months ended September 30, 2015, and 2014.

Investing activities

None that have not already been reported.

Financing Activities

On January 8, 2015, Pierre Quilliam, our then CEO, authorized without Board of Directors approval or knowledge, a company loan in the amount of $53,500 from KBM Worldwide, Inc.  A convertible promissory note was issued at an interest rate of 8% per annum and the note was due on October 12, 2015.  The loan currently has a principle balance of $42,583 and arrangements to pay out the loan in full have been made with KBM to do so as soon as Goldland Holdings has sufficient funds.

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

17

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

Recently Issued Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage.  The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein.  Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the third quarter September 30, 2015.

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

19

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

XBRL 101*	XBRL Exhibits 101.INS - 101.PRE

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLAND HOLDINGS CO.

Date:March 10, 2016.

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

21