Form 10-K
period 2015-12-31
Bravo Multinational Inc.
filed 2016-04-14
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2015 to December 31, 2015

Commission File No. 000-53505

BRAVO MULTINATIONAL INCORPORATED
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on February 29, 2016 (based on the closing sale price of $0.0396 per share of the registrant’s common stock, as reported on the OTCPK operated by The OTC Markets Group, Inc. on that date) was approximately $10,430,870.  The stock price of $0.0396 at February 29, 2016, takes into account a one for 10 reverse stock split on March 6, 2014.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At February 29, 2016, the registrant had outstanding 263,405,812 shares of common stock, par value $0.0001 per share.

i

Table of Contents

PART I

Item 1.

Business.

4

Item 1A.

Risk Factors.

9

Item 1B.

Unresolved Staff Comments.

15

Item 2.

Properties.

15

Item 3.

Legal Proceedings.

17

Item 4.

(Removed and Reserved).

17

PART II

17

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

17

Item 6.

Selected Financial Data.

22

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

26

Item 8.

Financial Statements and Supplementary Data.

26

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

26

Item 9A.

Controls and Procedures.

27

Item 9A(T).

Controls and Procedures.

27

Item 9B.

Other Information.

27

PART III

28

Item 10.

Directors, Executive Officers and Corporate Governance.

28

Item 11.

Executive Compensation.

33

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

35

Item 13.

Certain Relationships and Related Transactions and Director Independence.

38

Item 14.

Principal Accounting Fees and Services.

38

PART IV

39

Item 15.

Exhibits, Financial Statement Schedules.

39

EXPLANATORY NOTE

On April 6, 2016, Goldland Holdings, Co. (the “registrant”) changed its corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the registrant that the name of the registrant should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the registrant’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the registrant’s common stock should be changed to “BRVO,” and the registrant’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the registrant’s name on April 6, 2015.  As a result of the change of name of the registrant, the registrant’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

The registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

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

Item 1.Business.

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004, our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.  On April 6, 2016, our name was changed to Bravo Multinational Incorporated.

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

For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.  However it should be noted that at no time was Goldland Holdings a mining operator.  As descried above, Goldland Holdings owns and or maintains mining claims which are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our new business of the leasing of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties.

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

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel, Paul Parliament, our chairman, president, chief executive officer, and director, Martin Wolfe, our chief financial officer, principal accounting officer, and director, Douglas Brooks, our vice president and director, and Richard Kaiser, our secretary and corporate governance officer, all of whom will play a major role in securing the services of those persons who can develop our business strategy upon receipt of sufficient funds to pay for such services either from success through receipt of funds from earnings, borrowing or sales of our securities.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We have employment agreements with each of Messrs. Parliament, Wolfe, Brooks, and Kaiser, and consulting agreements with FMW Media Works Inc., Vincent Caruso, Stephen Simon, and Delaney Equity Group, LLC.  See ““Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consulting Agreements.”

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

Transfer Agent

Our transfer agent is Transfer Online Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “company” or “Goldland Holdings” are to the business of Bravo Multinational Incorporated and our wholly-owned subsidiaries, Universal Entertainment SAS, Inc. and Bravo Gaming Corporation.

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

We estimate that we will need at least $300,000 to fund our operations over the next 12 months, in addition to repaying or refinancing promissory notes, which are due within 12 to 24 months.  The outstanding liabilities include $158, 498 due to directors.

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

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Parliament estimates that he spends about 80% of his working time on activities related to the activities of Bravo Multinational Incorporated .  Mr. Wolfe estimates that he spends about 60% of his working time on our activities.  Mr. Brooks estimates that he spends about 60% of his working time on activities of Bravo Multinational Incorporated .  Mr. Kaiser estimates that he spends about 60% of his working time on activities of Bravo Multinational Incorporated .  The fact that Messrs. Parliament, Wolfe, Brooks, and Kaiser have outside business interests could lessen their focus on our business.

We have substantial commitments that may require that we raise capital.

As of December 31, 2015, we had current assets of $441,952 current liabilities of $278,898Included in current assets are prepaid expenses related to a marking agreement capital deficit of $237,914.  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as amounts due related parties of $6,328.  However, we have $168,262 of accounts payable to third parties.  Our officers also have agreed to receive a portion their salaries in the form of shares of our common stock.  If our officers do not agree to receive our stock in payment of their salaries, and we are unable to make payments in cash, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing stockholders.

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

Risks Relating to Our Mining Properties

As we discussed above, although we still own our mining properties, we do not have a lessee currently conducting operations.  However, there are still some risks associated with our mining properties, including those risks described below.  For a complete discussion of mining operations conducted by our lessee, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

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

Paul Parliament, our chairman, president, chief executive officer, and director, Martin Wolfe, our chief financial officer, principal accounting officer, and director, Douglas Brooks, our vice president and director, and Richard Kaiser, our secretary and corporate governance officer, the management team of Bravo Multinational , and its subsidiaries, own approximately 13.78% of the outstanding shares of our common stock.  In addition, Messrs. Parliament, Wolfe, and Kaiser own collectively 2,250,000 shares of our Series A Preferred Stock.  Each share of the Series A Preferred Stock has voting rights equal to 100 shares of our common stock.  As a result, our management team has the power to vote 261,301,216 shares of our common stock, which number exceeds our outstanding shares of our common stock.  Furthermore, Mr. Wolfe owns all of the voting rights of Jack Frydman in 250,000 shares or our Series A Preferred Stock, which gives Mr. Wolfe additional voting rights of 25,000,000 shares of our common stock. Therefore, Messrs. Parliament, Wolfe, Brooks, and Kaiser can control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control.  Additionally, this concentration of voting power could discourage or prevent a potential takeover of Bravo Multinational that might otherwise result in a stockholder receiving a premium over the market price for his shares.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Even though our shares are publicly traded, an investor’s shares may not be “free-trading.”

Investors should understand that their shares of our common stock are not “free-trading” merely because Bravo Multinational is a publicly-traded company.  In order for the shares to become “free-trading,” the shares must be registered, or entitled to an exemption from registration under applicable law.

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

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by Bravo Multinational and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to Bravo Multinational and our stockholders.  Our bylaws also require us to indemnify our officers and directors.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could result in Bravo Multinational incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage Bravo Multinational from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit Bravo Multinational and our stockholders.

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

Companies trading on the OTCPK must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCPK.  If we fail to remain current in our reporting requirements, we could be removed from the OTCPK.  In such an event, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

·

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We sub-lease 1,200 square feet of office space at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, from a company owned by Paul Parliament, our chairman and president, under a lease that runs from April 10, 2015, to May 20, 2017, at a rate of $1,860 per month.  We believe that all of our facilities are adequate for at least the next 12 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was traded on the OTCBB from November 23, 2009, until December 16, 2013, under the symbol “GHDC.”  Beginning on December 16, 2013, our common stock was traded on the OTCQB.  Since October 16, 2014, our common stock has been traded on the OTCPK under the trading symbol "GHDC."  On April 7, 2016, our trading symbol was changed from "GHDC" to “BRVO.”

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

	High	Low
Fiscal 2013 Quarter Ended:
March 31, 2013	$0.21	$0.11
June 30, 2013	$0.21	$0.07
September 30, 2013	$0.27	$0.11
December 31, 2013	$0.25	$0.10

Fiscal 2014 Quarter Ended:
March 31, 2014 (1)	$0.15	$0.14
June 30, 2014 (1)	$0.07	$0.05
September 30, 2014 (1)	$0.01	$0.009
December 31, 2014 (1)	$0.015	$0.01

Fiscal 2015 Quarter Ended:
March 31, 2015 (1)	$0.04	$0.03
June 30, 2015 (1)	$0.10	$0.09
September 30, 2015 (1)	$0.03	$0.02
December 31, 2015 (1)	$0.05	$0.04

Fiscal 2015 Quarter Ended:
March 31, 2016 (1)	$0.068	$0.04

(1) This price takes into account the one for 10 reverse split which occurred on March 6, 2014.

As of February 29, 2016 we had 263,405,812 shares of our common stock outstanding.  Our shares of common stock are held by approximately 104 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 3,000,000 shares are issued and outstanding.  There is no trading market for the shares of our preferred stock.

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

•

Redemption Rights.  Subject to the applicable provisions of Delaware law, Bravo Multinational, at the option of our directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A Preferred Stock.

•

Liquidation Rights.  Upon the dissolution, liquidation or winding up of Bravo Multinational, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of Bravo Multinational the sum of $0.10 per share (the “Liquidation Rate”) before any payment or distribution shall be made on our common stock, or any other class of capital stock of Bravo Multinational ranking junior to the Series A Preferred Stock.

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

•

Preferred Status.  The rights of the shares of our common stock shall be subject to the preferences and relative rights of the shares of the Series A Preferred Stock.  Without the prior written consent of the holders of not less than two-thirds (2/3) of the outstanding shares of the Series A Preferred Stock, Bravo Multinational shall not hereafter authorize or issue additional or other capital stock that is of senior or equal rank to the shares of the Series A Preferred Stock in respect of the preferences as to voting or conversion, as described in the certificate of designation, or distributions and payments upon the liquidation, dissolution and winding up of Bravo Multinational.

•

Voting.  On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 100.

•

Limitation on Beneficial Ownership.  Unless otherwise provided in the certificate of designation, Bravo Multinational shall not effect and shall have no obligation to effect any conversion of shares of Series A Preferred Stock, and no holder shall have the right to convert any shares of Series A Preferred Stock, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such Person’s affiliates) would have acquired, through conversion of shares of the Series A Preferred Stock or otherwise, beneficial ownership of a number of shares of the Common Stock that exceeds 4.99% (“Maximum Percentage”) of the number of shares of our common stock outstanding immediately after giving effect to such conversion.

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

•

On March 24, 2015, we issued 250,000 restricted shares of our Series A Preferred Stock to Jack Frydman, in exchange for past services rendered to Goldland Holdings valued at $25,000. Mr. Frydman, however, has assigned to Mr. Martin Wolfe all of his voting rights with respect of our Series A Preferred Stock.

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

•

On October 1, 2015, we issued 1,500,000 restricted shares of our common stock to Vincent Caruso, pursuant to a Consulting Agreement dated October 1, 2015, valued at $84,000.  The subject 1,500,000 restricted shares will be replaced with 1,500,000 shares of our common stock, pursuant to a registration statement on Form S-8 under the Securities Act.

•

On October 1, 2015, we issued 1,500,000 restricted shares of our common stock to Stephen Simon, pursuant to a Consulting Agreement dated October 1, 2015, valued at $84,000.  The subject 1,500,000 restricted shares will be replaced with 1,500,000 shares of our common stock, pursuant to a registration statement on Form S-8 under the Securities Act.

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

•

The information contained in any reports or documents required to be filed by Bravo Multinational under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Bravo Multinational or any affiliated purchasers during any month within the fiscal year covered by this report.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “GHDC” and “Goldland Holdings,” all refer to Bravo Multinational Incorporated and our wholly-owned subsidiaries, Universal Equipment SAS, Inc. and Bravo Gaming Corporation..

As mentioned above, over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in the business of owning and leasing mining claims.  See “Item 1.  Business - Former Business.”

For a complete discussion of our former leasing of mining claims, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.  The following financial information relates only to revenues, expenses, and results of operations and other relevant information with respect to our former leasing of mining claims.

Going Concern

As of December 31, 2015, Goldland Holdings had an accumulated deficit during development stage of $23,701,207.  Also, during the year ended December 31, 2015, we used net cash of $379,337 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Bravo Multinational to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014.

There was no revenue in 2015. The revenue in 2014 consisted solely from income generated from the leasing of gaming equipment. We reported losses from operations during the years ended December 31, 2015 of 2,213,170, and 2014, of $2,943,120 respectively, a decrease of $729,950.  The decrease in operating loss in 2015  as compared to 2014 was largely attributable in a decrease of professional fees of $1,076,639 and a decrease of stock compensation of  $458,343, offset primarily by an increase in contract cancellation costs of $726,700 and an increase of salary of $274,007.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the twelve months ended December 31, 2015, and 2014:

	December 31, 2015	December 31, 2014	$ Change
Net cash provided by (used in operating activities)	($20,765)	$379,337	400,102
Net cash used in financing activities	$68,500	$68,500	65,500

At December 31, 2015, our working capital increased as compared to December 31, 2014, primarily as a result of reordering prepayment on a contract.

Operating Activities

Net cash used for continuing operating activities during fiscal 2015 was $$2,563 as compared to $3,604 for fiscal 2014.

Investing Activities

Net cash used in investing activities was $NIL, and $NIL, respectively, for the fiscal years ending December 31, 2015, and December 31, 2014.

Financing Activities

For the year ended December 31, 2015, net cash used in financing activities was $68,500 which consisted of $68,500 in proceeds from a convertible note executed on December 4, 2014, in favor of KBM Worldwide, Inc. and a Securities Purchase Agreement.

The note was paid in full on May 5, 2015.  Consequently, no shares of our common stock were issued in connection with a conversion.

Copies of the Securities Purchase Agreement and convertible note in favor of KBM Worldwide, Inc. were previously filed with the SEC.

Consulting Agreements

During the fiscal years ended December 31, 2015, and December 31, 2014, we executed consulting agreements with the following:

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

Copies of the above-described Consulting Agreements and Mutual Releases were previously filed with the SEC.

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

The registrant provided Uniack with a copy of the disclosures it made in its Current Report on Form 8-K on November 10, 2015, which Uniack received no later than the day that the disclosures were filed with the SEC.  The registrant requested that Uniack furnish the registrant with a letter addressed to the SEC stating whether it agrees with the statements made by the registrant in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it does not agree.  Uniack furnished the requested letter and agreed with the disclosure made by the registrant.  A copy of Uniack’s letter was filed with the SEC on November 16, 2015.

The financial statements included in this report were audited by Scrudato & Co. CPA.

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through November 30, 2015 or during the period ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational as of the date of this report:

Name	Age	Position	Director Since
Paul Parliament	50	Chairman of the Board, Chief Executive Officer, President, and Director	2012
Martin Wolfe	67	Chief Financial Officer, Principal Accounting Officer, and Treasurer, and Director	2014
Douglas Brooks	48	Vice President and Director	2015
Richard Kaiser	50	Secretary and Corporate Governance Officer	N/A

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of three directors, who have expertise in the business of Bravo Multinational.

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

We may employ additional management personnel, as our board of directors deems necessary.  Bravo Multinational has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of Bravo Multinational is set forth below.

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

Committees of the Board

We currently have an Executive Committee of our board of directors which was established on March 24, 2015.  However, we do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.  We have adopted a charter for the Executive Committee as well as charters for the other committees, in the event that we elect to implement them.  Copies of the charters for each committee have been previously filed with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Bravo Multinational with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of November 30, 2015, all of our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.  However, during 2014, our then current executive officers, directors and greater than 10 percent beneficial owners did not comply on a timely basis with all Section 16(a) filing requirements as follows:

•

Richard Kaiser – Form 3.

•

Douglas Brooks – Form 3.

•

Martin Wolfe Form - 4 and 5.

•

Paul Parliament - Form 4.

•

Julios Kosta – Form 3.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Bravo Multinational Incorporated, Post Office Box 299, St. David’s Postal Office, St. David’s, Ontario, CANADA L0S 1P0, Attention: Vice President.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Bravo Multinational has four executive officers.  Beginning in March 2015, the compensation program for our executives consists of three key elements:

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

Bravo Multinational Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2015, and December 31, 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Pierre Quilliam (1)	2014	676,987	0	676,987	-0-	0	0	100	677,087

Allan Breitkreuz (2)	2014	0	0	885,902	0-	0	0	0	885,902

Christian Quilliam (3)	2014	718,025	0	718,025	0	0	0	4,100	722,125

Thomas C Ridenour (4)	2014	0	0	0	0	0	0	0	0

Rich Kaiser (8)	2015	36,750	-0-	0	0	0	0	33,250	70,000

Douglas Brooks(7)	2015	11,375	0	0	0	0	0	21,125	32,500

Martin Wolfe (6)	2015	36,750	0	0	0	0	0	50,750	87,500

Paul Parliament (5)	2015	36,750	0	0	0	0	0	94,500	131,200

(1) Mr. Pierre Quilliam was our former chairman of the board of directors, chief executive officer, and president, and a former director.

(2) Mr. Breitkreuz was our former chief operating officer and a former director.

(3)Mr. Christian Quilliam was one of our former officers.  Mr. Christian Quilliam is the son of Mr. Pierre Quilliam.

(4)Mr. Ridenour was our former chief financial officer and a former director.

(5)Mr. Parliament is our chief executive officer, president, and chairman of the board.

(6)Mr. Wolfe is our chief financial officer, and director.

(7)Mr. Brooks is our vice president and director

(8)Mr. Kaiser is our corporate secretary, and governance officer.

Mr. Pierre Quilliam’s compensation was determined, using industry standard comparable computations.

Mr. Breitkreuz’ compensation was determined, using industry standard comparable computations.

Mr. Christian Quilliam’s compensation was determined, using standard comparable computations.

Mr. Ridenour’s compensation was determined, using standard comparable computations.

All 2015 current executive compensation has been calculated using standard comparable computations then adjusted to reflect the current economic condition of the registrant.

Outstanding Equity Awards at Fiscal Year-End

None.

Goldland Holdings Employment Agreements

As of November 30, 2015, Bravo Multinational has employment agreements with Paul Parliament, our chairman of the board of directors, chief executive officer, and president, Martin Wolfe, our chief financial officer, principal accounting officer, and treasurer, Douglas Brooks, our Vice- President, and Richard Kaiser, our Secretary and Corporate Governance Officer.

Paul Parliament Employment Agreement.  On March 24, 2015, the registrant and Paul Parliament executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Parliament’s employment, pro rated for any partial employment period.  Mr. Parliament is to devote part of his time and attention to the performance of his duties of Bravo Multinational

In addition to the base compensation, Mr. Parliament shall be entitled to receive additional compensation of $108,000 per year, payable in equal monthly installments of $9,000 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Parliament’s employment, pro rated for any partial employment period.

Douglas Brooks Employment Agreement.  On September 25, 2015, the registrant and Douglas Brooks executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Brooks’ employment, pro rated for any partial employment period.  Mr. Brooks is to devote part of his time and attention to the performance of his duties of Bravo Multinational.

In addition to the base compensation, Mr. Brooks shall be entitled to receive additional compensation of $78,000 per year, payable in equal monthly installments of $6,500 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Brooks’ employment, pro rated for any partial employment period.

Martin Wolfe Employment Agreement.  On March 24, 2015, the registrant and Martin Wolfe executed an employment agreement, which provides for a term of one year, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Wolfe’s employment, pro rated for any partial employment period.  Mr. Wolfe is to devote part of his time and attention to the performance of his duties of Bravo Multinational.

In addition to the base compensation, Mr. Wolfe shall be entitled to receive additional compensation of $58,000 per year, payable in equal monthly installments of $4,833.33 paid in restricted shares of our common stock on the 1st day of each month during the term of Mr. Wolfe’s employment, pro rated for any partial employment period.

Richard Kaiser Employment Agreement.  On March 24, 2015, the registrant and Richard Kaiser executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the restricted shares of our common stock of the company on the 1st day of each month during the term of Mr. Kaiser’s employment, pro rated for any partial employment period.  Mr. Kaiser is to devote part of his time and attention to the performance of his duties of Bravo Multinational.

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

At the meeting of the board of directors of the registrant held on September 25, 2015, the board of directors voted that any new director elected to the board of directors of the registrant shall receive $25,000 per year in shares of our common stock registered pursuant to a registration statement on Form S-8 filed with the SEC to be paid quarterly.  In addition, any new director shall be required to make a direct investment of not less than $100,000 into the registrant in exchange for a convertible promissory note to be submitted to the board of directors for approval.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of  February 29, 2016, by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Paul Parliament (3)	21,043,127	7.99	1,000,000	33.3
Martin Wolfe (4)	4,272,399	1.62	1,000,000	33.3
Douglas Brooks (5)	6,491,615	2.46	-0-	-0-
Richard Kaiser (6)	4,494,075	1.71	250,000	8.3
All directors and officers as a group (four persons)	36,301,216	13.78	2,250,000	74.9
Julios Kosta (7)	37,724,777	14.32	500,000	16.6
Jack Frydman (8)	19,582,607	7.43	250,000	8.3
John G. Prosser II (9)	8,000	-0-	-0-	-0-
Allan Breitkreuz (10)	17,569,330	6.67	-0-	-0-
Pierre Quilliam (11), (12), (14), (15), (16), (18), (20), (21), (22), (23)	18,392,304	6.98	-0-	-0-
Denise Quilliam (12)	4,241,896	1.61	-0-	-0-
Thomas C. Ridenour (13)	15,769,690	5.99	-0-	-0-
Christian Quilliam (14)	8,353,030	3.17	-0-	-0-
Ressa Quilliam (15)	700	-0-	-0-	-0-
Pascale Quilliam Tutt (16)	3,975,700	1.50	-0-	-0-
FMW Media Works Corp. (17)	14,500,000	5.50	-0-	-0-
New Vision Financial, Ltd. (18)	3,000,000	1.11	-0-	-0-
Candice J. Renee (19)	12,000,000	4.44	-0-	-0-
Q-Prompt Florida (20)	1,000,000	0.37	-0-	-0-
Q-Prompt Ontario (21)	2,000,000	0.74	-0-	-0-
Bisell Investments, Inc. (Bahamas) (22)	2,020,000	0.74	-0-	-0-
Bisell Investments, Inc. (Florida) (23)	4,000,000	1.48	-0-	-0-
Vince Caruso (24)	1,500,000	0.06	-0-	-0-
Stephen Simon (25)	1,500,000	0.06	-0-	-0-

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated., 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of February 29, 2016, there were outstanding 263,405,812 shares of our common stock.  As of November 30, 2015, we have 3,000,000 shares of the Series A Preferred Stock issued and outstanding.  Each share of the Series A Preferred Stock has voting rights equal to 100 shares of our common stock.  Further, each share of the Series A Preferred Stock may be converted into 10 shares of our common stock.  However, there are restrictions on the conversion rights of the Series A Preferred Stock as stated elsewhere in this report. In addition, Mr. Frydman has assigned to Mr. Martin Wolfe all of his voting rights with respect of our Series A Preferred Stock.  See “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  Taken together, the holders of the Series A Preferred Stock have voting rights equal to 300,000,000 shares of our common stock, which number exceeds our outstanding shares of common stock on February 29, 2016.  As of February 29, 2016, none of the Series A Preferred Stock has been converted into shares of our common stock.  As a result of their ownership (and voting right of our Series A Preferred Stock in the case of Mr. Wolfe, which were assigned by Mr. Frydman to Mr. Wolfe) of 3,000,000 shares of our Series A Preferred Stock and 87,116,985  in the aggregate, Messrs. Parliament, Wolfe, Kaiser, Kosta, and Frydman have voting control over 387,116,985 shares of our common stock, which number exceeds our outstanding shares of common stock on February 29, 2016.  If you include the shares of our common stock owned by Douglas Brooks, Messrs. Parliament, Wolfe, Brooks, Kaiser, Kosta, and Frydman have voting control over 393,608,600  shares of our common stock, which number exceeds our outstanding shares of common stock on February 29, 2016.  Therefore, Messrs. Parliament, Wolfe, Brooks, Kaiser, Kosta, and Frydman, as a group, have voting control over all matters which may be acted upon by our stockholders.  There are no voting agreements among Messrs. Parliament, Wolfe, Brooks, Kaiser, Kosta, and Frydman, other than the assignment by Mr. Frydman to Mr. Wolfe of all voting rights possessed by Mr. Frydman in his 250,000 shares of Series A Preferred.

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

(24)

Vince Caruso is a corporate development business consultant for the company and executive/owner of FMW Media Works.

(25)

Stephen Simon is a corporate development business consultant for the company and executive/owner of FMW Media Works.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Scrudato & Co. CPA for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2015, were $14,000 and December 31, 2014 $14,000.

Audit Related Fees

The aggregate audit-related fees billed by Scrudato & Co. CPA for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2015, were $14,000 and December 31, 2014 were $14,000

Tax Fees

The aggregate tax fees billed by Scrudato & Co. CPA for professional services rendered for tax services for the fiscal years ended December 31, 2015 and December 31, 2014, were NIL.

All Other Fees

There were no other fees billed by Scrudato & Co. CPA for professional services rendered during the fiscal years ended December 31, 2015 and December 31, 2014 other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

3,7**

Certificate of Amendment of Restated Certificate of Incorporation of Goldland Holdings, Co., changing the registrant’s name to Bravo Multinational Incorporated, filed with the Secretary of State of Delaware on March 24, 2016, and effective on April 1, 2016, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, on April 7, 2016, Commission File Number 000-53505.

3.8**	Bylaws of Goldcorp Holdings Co., filed as Exhibit 3.2 to the registrant’s Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.
3.9**

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

10.13**	Form of Consulting Agreement, filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.
10.14**	Employment Agreement with Pierre Quilliam dated September 1, 2013, filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.
10.15**	Employment Agreement with Thomas Ridenour dated October 1, 2013, filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.
10.16**	Employment Agreement dated March 24, 2015, between Paul Parliament and the registrant.
10.17**	Employment Agreement dated September 25, 2015, between Douglas Brooks and the registrant.
10.16**	Employment Agreement dated March 24, 2015, between Martin Wolfe and the registrant.
10.16**	Employment Agreement dated March 24, 2015, between Richard Kaiser and the registrant.
10.17**	Consulting Agreement dated as of October 1, 2014, between Yes International and the registrant.
10.18**	Consulting Agreement dated November 9, 2015, between FMW Media Works Corp. and the registrant.
10.19**	Consulting Agreement dated as of October 1, 2015, between Vincent Caruso and the registrant.
10.20**	Consulting Agreement dated as of October 1, 2015, between Stephen Simon and the registrant.
10.21**	Mutual Release dated as of October 1, 2015, between Jack Frydman and the registrant.
10.22**	Mutual Release dated as of October 1, 2015, between Julios Kosta and the registrant.
10.23**	Consulting Agreement dated July 23, 2015, between Delaney Equity Group, LLC and the registrant.
10.24**	Convertible Promissory Note dated October 1, 2015, issued by the registrant in favor of Douglas Brooks, in the amount of $100,000.
10.25**	Consulting Agreement dated October 1, 2013, between Jack Frydman and the registrant.
10.26**	Consulting Agreement dated October 1, 2013, between Julios Kosta and the registrant.
10.27**	Convertible Promissory Note dated April 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $39,783.14.
10.28**	Convertible Promissory Note dated June 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $93,583.86.
10.29**	Convertible Promissory Note dated August 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $22,938.16.
10.30**	Convertible Promissory Note dated May 1, 2015, issued by the registrant in favor of Paul Parliament, in the amount of $47,022.21.
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

31.1*	Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: April 13, 2016 .

By /s/ Paul Parliament

    Paul Parliament, President and Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Parliament PAUL PARLIAMENT	Chairman, President, Chief Executive Officer, and Director	April 13, 2016
/s/ Douglas Brooks DOUGLAS BROOKS	Vice President and Director	April 13, 2016
/s/ Martin Wolfe MARTIN WOLFE	Chief Financial Officer, Principal Accounting Officer, and Director	April 13, 2016
/s/ Richard Kaiser RICHARD KAISER	Secretary and Corporate Governance Officer	April 13, 2016

BRAVO MULTINATIONAL CORPORATION

(FORMERLY GOLDLAND HOLDINGS CO.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 & 2014

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Scrudato & Co., PA

Certified Public Accounting Firm

To the Board of Directors and Stockholders of BRAVO MULTINATIONAL CORPORATION FORMERLY  GOLDLAND HOLDINGS CO.

We have audited the accompanying balance sheet of Bravo Multinational Corporation formerly Goldland Holdings Co. as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Multinational Corporation formerly Goldland Holdings Co. at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 13, 2016

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

F2

BRAVO MULTINATIONAL CORPORATION
BALANCE SHEET
DECEMBER 31, 2015 & DECEMBER 31, 2014
	December 31	December 31
	2015	2014
ASSETS	$	$

Cash	2,563	3,604
Prepaid expenses	439,390	--
Other assets	--	--
TOTAL CURRENT ASSETS	441,952	3,604

Gaming equipment, net	274,654	342,376
Office furniture, net	12,944	--
	287,598	342,376
TOTAL ASSETS	729,550	345,980

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	44,200	162,975
Due to related party	--	6,429
Notes payable	54,201	68,500
Payroll liabilities	--	3,737
Accrued compensation	22,000	--
Directors loans	158,498	56,847

TOTAL LIABILITIES	278,898	298,488

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - par value $0.0001 [1,000,000,000 shares authorized, 263,405,812 issued and outstanding]	26,340	14,275
Preferred stock, 5,000,000 shares authorized, 3,000,000 issued and authorized	300	--
Additional paid in capital	24,125,219	21,450,055
Accumulated deficit	(23,701,207)	(21,416,837)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	450,652	47,492

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	729,550	345,980

F3

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BRAVO MULTINATIONAL CORPORATION
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015 & 2014
	December 31	December 31
	2015	2014
	$	$
REVENUE	--	161,500

EXPENSES

Professional fees	614,519	1,691,158
Stock compensation expense	326,739	785,082
Salary	274,007	--
Depreciation expense	67,722	33,861
Contract cancellation	726,700	--
General and administrative	202,933	234,529
	2,212,620	2,744,630

LOSS FROM OPERATIONS	(2,212,620)	(7,019,876)

Interest expense	10,549	--

NET LOSS BEFORE FOLLOWING	$ (2,223,170)	$ (7,019,876)

Write down of mining property	360,000	360,000
Prior period adjustment	61200	--

NET LOSS	$ (2,284,370)	$(7,019,876)

Net loss per common share - basic and fully diluted	$ (0.18)	$ (0.18)

Weighted average number of common shares outstanding	23,652,991	39,769,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BRAVO MULTINATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 & 2014

	Common Shares	Preferred Shares	Common Stock @ Par	Preferred Stock @ Par	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's (Deficit)Equity
			$		$	$	$
Balance at 12/31/2014	142,749,669	--	14,275	--	21,450,055	(21,943,120)	(6,267,775)
Issuance of common stock for services	34,393,511	--	3,439	--	515,789		519,228
Issuance of common stock for compensation	26,543,939	--	2,654	--	686,474	--	689,128
Issuance of stock for legal award	150,000	--	15	--	1,320	--	1,335
Issuance of common stock from Treasury	170,940	--	17	--	3,983	--	4,000
Issue of Common Stock for loan conversion	11,092,928	--	1,109	--	205,836	--	206,945
Issue of common stock for corporate development	17,500,000	--	1,750	--	488,250	--	490,000
Issuance of common stock for expense reimbursement	158,119	--	16	--	3,627	--	3,643
Issuance of common stock for consulting	2,146,706	--	215	--	46,035	--	46,250
Issuance of common stock for contract cancellations	28,500,000	--	2,850	--	723,850	--	726,700
Issuance of preferred stock for services	--	3,000,000	--	300	--	--	300
Net Loss	--	--	--	--	--	(2,284,370)	(2,284.370)
Balance at 12/31/2015	263,405,812	3,000,000	26,340	300	24,125,219	(23,701,207)	403,159

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 & 2014

	2015	2014
Cash flows from operating activities:	$	$
Net income (loss)	(2,223,170)	(2,943,120)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Issuance of common stock for services	519,228	8,928,984
Impairment of mining assets	--	360,000
Issuance of common stock for compensation	689,128	--
Issuance of common stock for debt conversion	206,945	--
Issuance of common stock for legal award	1,335	--
Issuance of common stock from Treasury	4,000	--
Issuance of common stock for corporate development	490,000	--
Issuance of common stock for expense reimbursement	3,643	--
Issuance of common stock for consulting	46,250	--
Issuance of common stock for contract cancellations	726,700	--
Issuance of preferred stock for services	300	--
Increase (decrease) in operating assets and liabilities:
Depreciation	67,722	--
Accounts payable and accrued expenses	(122,512)	62,424
Prepaid expenses	(439,390)	17,500
Accrued compensation	22,000	(6,045,973)
Acquisition of fixed assets	(12,944)
Net cash (used in) operating activities	(20,765)	379,815
Cash flows from financing activities:
Payments of related party payable	(6,428)	(444,711)
Proceeds(payment) from notes payable	(14,299)	68,500
Increase in directors loans payable	40,451
	19,724	(376,211)
Net cash provided by financing activities	(20,727)	(376,211)
Net increase (decrease) in cash and cash equivalents	3,604	3,604
Cash and equivalents at beginning of period	--	--
Cash and equivalents at end of period	$ 2,563	$ 3,604

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BRAVO MULTINATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 & 2014

NOTE 1: ORGANIZATION & DESCRIPTION OF BUSINESS

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we. changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the compant’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2015.  As a result of the change of name of thecompany, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

The company filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

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

NOTE 2:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3:NOTES PAYABLE

The notes payable are due to various entities and bear interest at rates from 0 to 14%

NOTE 4: INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2014 and 2015:

	December 31, 2014	December 31, 2015
	%	%
Tax benefit computed at the maximum federal statutory rate	(34.0)	(34.0)

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0	0.0

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31 2014	December 31 2015

Deferred tax assets	$8,098,830	$9,288,209

Less valuation allowance	(8,098,830)	(9,288,209)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2015, the Company had net operating loss carryforwards of approximately 24,125,219 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through

2033. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 5:RELATED PARTY TRANSACTIONS

Lease Transactions with Silver Falcon

On October 11, 2007, we entered into a lease agreement with Silver Falcon, under which we leased our owned and leased acreage on War Eagle Mountain, Idaho to Silver Falcon.  Silver Falcon is responsible for all mining activities on our land, and we are entitled to annual lease payments of $1,000,000 per year payable monthly, a non accountable expense allowance of $10,000 per month for any month in which ore is mined from our property, and a net royalty of 15% from any proceeds payable to Silver Falcon by the refiner of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The lease initially provided that lease payments must commence April 1, 2008.  Because Silver Falcon has been unable to commence operations according to its original schedule, we have agreed to extend the commencement date several times, to January 1, 2012.

In the first quarter of 2011, we amended the above-described lease with Silver Falcon.  The amendment provided that the annual lease payments would be deferred for a fifteen-month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time. Silver Falcon remains remain obligated to pay any royalties or the non-accountable fee that accrues during the deferral period.  Several of our officers and directors were also officers and directors of Silver Falcon. It is the intention of the company to enforce collection of all amounts owing under the lease, however, due to the uncertainty of collection, no amounts have been included in the current year’s financial statements. As at November 30, 2015 there were no common officers or directors between the two companies

Loan Transactions with Silver Falcon

From time to time, we have borrowed money from Silver Falcon, and Silver Falcon has borrowed money from us.  All amounts have been written off.

NOTE 6:COMMITMENTS & CONTINGENCIES

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

The consulting agreement provided that Mr. Corrigan’s compensation would be a bonus of 150,000 shares of common stock, valued by mutual agreement at approximately $150,000, and monthly consulting payments of $5,000 per month. The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month. We terminated Mr. Corrigan on December 8, 2009 for non-performance.  In 2011, Mr. Corrigan’s filed a Chapter 7 case. In November 2011, Mr. Corrigan’s bankruptcy trustee filed an amended complaint in the adversary proceeding, in which Chapter 7 trustee seeks recovery of the alleged $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney’s fees. On June 19, 2013, the Company learned that the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered a default judgment against the Company in the case. The default judgment grants a judgment against the Company in the amount of $284,449.  The Company retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court entered a memorandum opinion setting aside the default judgment.  .  On September 15, 2014, the court ordered the payment of 150,000 shares of our common shares to Mr. Corrigan to conclude the matter.  We issued the shares on January 13, 2015.

NOTE 7:CAPITAL STOCK

At December 31, 2015, the Company's authorized capital stock was 1,00000,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.  On that date, the Company had outstanding 263,405,812 shares of Common Stock, and 3,000,000 shares of Preferred Stock.

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

•

50,832,782 shares of Common Stock for consulting services valued at $2,308,582

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

NOTE 10:GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net losses of ($7,019,876) and ($2,943,120) for the twelve months ended December 31, 2014 and 2015, respectively.

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

NOTE 12:SUBSEQUENT EVENTS

None other than noted above.