Form 10-K/A
period 2015-12-31
Bravo Multinational Inc.
filed 2016-04-15
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

i

XBRL EXPLANATORY NOTE (I )

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015.

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

EXPLANATORY NOTE (II)

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

31.1*	Amended Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Amended Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Amended Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Amended Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: April 15, 2016 .

By /s/ Paul Parliament

    Paul Parliament, President and Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Parliament PAUL PARLIAMENT	Chairman, President, Chief Executive Officer, and Director	April 15, 2016
/s/ Douglas Brooks DOUGLAS BROOKS	Vice President and Director	April 15, 2016
/s/ Martin Wolfe MARTIN WOLFE	Chief Financial Officer, Principal Accounting Officer, and Director	April 15, 2016
/s/ Richard Kaiser RICHARD KAISER	Secretary and Corporate Governance Officer	April 15, 2016

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