Form 10-K/A
period 2015-12-31
Bravo Multinational Inc.
filed 2016-04-28
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No. 3 to Form 10-K)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

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

i

EXPLANATORY NOTE (III )

On April 14, 2016, and April 15, 2016, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  At the time of the filing of the Annual Report on Form 10-K and the subsequent filing of Form 10-K/A, amendments No 1. and No. 2, we did not properly check the following boxes:

- Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [] No []

- Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [] No []

This Amendment No. 3 to our Annual Report on Form 10-K/A is being filed to properly reflect the answers posed by the above instructions to check boxes, that were improperly checked on the filings made on April 14, 2016, and April 15, 2016, with the Securities and Exchange Commission with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The filing of this Form 10-K/A, Amendment No. 3, is not an admission that our Form 10-K and Form 10-K/As filed on April 14, 2016, and April 15, 2016, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on our Form 10-K and Form 10-K/As filed on April 14, 2016, and April 15, 2016.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 3, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

In the interest of clarity, we have decided to file this Form 10-K/A, Amendment No. 3, in its entirety due to the changes that we have made.

XBRL EXPLANATORY NOTE (II )

The purpose of Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 was to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015.

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

EXPLANATORY NOTE (I)

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

101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: April 28, 2016 .

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

Signature	Title	Date
/s/ Paul Parliament PAUL PARLIAMENT	Chairman, President, Chief Executive Officer, and Director	April 28, 2016
/s/ Douglas Brooks DOUGLAS BROOKS	Vice President and Director	April 28, 2016
/s/ Martin Wolfe MARTIN WOLFE	Chief Financial Officer, Principal Accounting Officer, and Director	April 28, 2016
/s/ Richard Kaiser RICHARD KAISER	Secretary and Corporate Governance Officer	April 28, 2016

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