Form 10-Q
period 2016-03-31
Bravo Multinational Inc.
filed 2016-05-23
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period  ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 30, 2016 the registrant had outstanding 274,566,361 shares of common stock.

Table of Contents

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

18

Item 4.  Controls and Procedures.

18

Item 4 (T).  Controls and Procedures.

18

PART II.  OTHER INFORMATION.

19

Item 1.  Legal Proceedings.

19

Item 1A.  Risk Factors.

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4. Mine Safety Disclosures.

19

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

SIGNATURES

20

2

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

BALANCE SHEET

MARCH 31, 2016 AND DECEMBER 31, 2015

ASSETS CURRENT	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Cash	$ 237	$ 2,563
Stock subscription receivable	100,000	-
Prepaid expenses	357,723	439,390

Total current assets	457,960	441,952

FIXED
Gaming equipment, net	252,080	274,654
Office furniture and equipment	13,652	12,944
Total fixed assets	265,732	287,598
Total Assets	$ 723,692	$ 729,550

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	41,358	44,200
Notes payable	51,293	54,201
Accrued compensation	43,000	22,000
Directors loans	193,156	158,498
Total current liabilities	328,807	278,898

Total liabilities	328,807	278,898

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized – 3,000,000 issued and outstanding at March 31, 2016 and September 31, 2015	300	300
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 272,082,493 issued and outstanding at March 31, 2016, and 263,405,812 at December 31, 2015	27,208	26,340

Additional paid in capital	24,431,455	24,125,219
Accumulated deficit	(24,064,078)	(23,701,207)

	394,885	450,652
Total Liabilities and Stockholders' Equity (Deficit)	723,692	729,550

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

Revenues:	$ -	$ -

Expenses:
Professional fees	128,120	542,391
Stock compensation expense	91,424	304,739
Salary	21,000	-
Corporate Development	81,666	-
Depreciation expense	22,574	22,574
General and administrative	16,229	20,404
Total expenses	361,013	890,108

Loss from operations	(361,013)	(890,108)

Interest expense	1,858	-

Net Loss	$ (362,871)	$ (890,108)

Net loss per common share – basic and fully diluted	$ (0.02)	$ (0.05)

Weighted average number of common shares outstanding – basic and fully diluted	159,104,396	157,859,347

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$ (362,871)	$ (890,108)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Stock subscription receivable	100,000
Issuance of common stock for services	33,160	492,151
Issuance of common stock for debt conversion	7,583	-
Issuance of common stock for compensation	91,424	321,188
Issuance if common stock for legal award		1,335
Issuance of common stock for consulting	74,937	-
Issuance of common stock for rent		19,200
Issuance of common stock from treasury	100,000
Issuance of preferred stock		300
Increase (decrease) in operating assets and liabilities:	44233	-
Depreciation	22,574	22,574
Acquisition of fixed assets
Accounts payable and accrued expenses	2,551)	251
Accrued compensation	21,000	(6,045,973)
Notes payable	(2,908)	77,863
Payroll liabilities		(3,737)
Prepaid expenses	(119,332)	-
Director’s loan	34,658	(17,064)
Due to related party	-	(8,357)
Net cash provided by (used in) operating activities	46,559	(3,604)

Net increase (decrease) in cash and cash equivalents	(2,326)	(3,604)
Cash and equivalents at beginning of period	2,563	3,604
Cash and equivalents at end of period	$ 237	-

	2015	2014
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$33,160	$492,151
Shares issued for consulting	$74,937	$-
Shares issued for legal award	$-	$1,335
Shares issued for conversion of debt	$7,583	$-
Shares issued for compensation	$91,424	$321,188

See accompanying notes to financial statements.

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock AT PAR	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity

Balance at 12/31/15	263,405,812	3,000,000	$26,340	$ 300	$24,125,219	$(23,701,207)	$ 450,652

Shares issued for services	1,000,000	-	1,000	-	33,060	-	33,160
Shares issued for loan conversion	649,351	-	65	-	7,518	-	7,583
Shares issued for compensation	2,213,225	-	2,213	-	91,203	-	91,424
Shares issued from Treasury	3,000,000	-	3,000	-	99,700	-	100,000
Shares issued for consulting	1,814,105	-	1,814	-	74,756	-	74,756
Net loss	-	-	-	-	-	(362,871)	(362,871)
Balance at 03/31/16	272,082,493	3,000,000	27,208	$ 300	$24,431,455	$(24,064,078)	$ 394,885

See accompanying notes to financial statements.>

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

Bravo reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows.  Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans.  Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired.  The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment.  Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials.  In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.  Bravo estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

Bravo evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable.  To accomplish this, Bravo compares the estimated fair value of its reporting units to their carrying amounts.  If the carrying value of a reporting unit exceeds its estimated fair value, Bravo compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings.  Bravo’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

Bravo has issued and may issue stock in lieu of cash for certain transactions.  The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

Bravo’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of Bravo’s Financial Statements requires Bravo to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Bravo bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Research and Development

Bravo expenses research and development costs as incurred.

NOTE 3 - RELATED PARTY TRANSACTIONS

            None except as disclosed with Directors loans payable and Notes Payable

NOTE 4: STOCK SUBSCRIPTION RECEIVABLE

              As part of the agreement with FMW Media Works Corp, FMW agreed to provide Bravo with $100,000 in return for a 30 day convertible promissory note. $25,000 was received on May 5, 2016, the balance is due immediately..

NOTE 5 - NOTES PAYABLE

             Notes payable consist of $14,490 of unsecured notes and $36,803 due to directors and corporate advisors for unreimbursed expense. The notes to directors and officers are unsecured, non-interest bearing and are repayable only when the company has sufficient cash flow.

NOTE 6 – CAPITAL STOCK

At March 31, 2016, the Company’s authorized capital stock was 1,000,000,000 shares of Common Stock, par value of $0.0001 per share, and 5,00,000 shares of Preferred Stock, par value $0.0001 per share. On that date the company had outstanding 267,351,084 shares of Common Stock and 3,000,000 of Preferred Stock.

During the three months ended March 31, 2016, we issued shares in the following transactions:

•

1,000,000 shares of Common Stock valued at $33,160 were issued for services

•

649,351 of Common Stock valued at 7,583were issued for conversion of debt.

•

2,213,225 Common Stock valued at $91,424 were issued for compensation

•

3,000,000 Common Stock issued from Treasury for $100,000

•

1,814,105 Common Stock valued at $74,937 issued for consulting

On June 23, 2015 the board of directors authorized its transfer agent to stop transfer instructions on 74,990,724 common shares of the company. The details are contained on Form 8-K filed with the SEC on July 15, 2015.

NOTE 7– GOING CONCERN

As of March 31, 2016, the registrant had an accumulated deficit of $24,064,078 and during the three months ended March 31, 2016, the registrant used net cash of $2,326 for2,326 operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

•

On May 6, we issued 500,000 restricted shares of our Series A Preferred Stock to Paul Parliament in exchange for past services rendered to Bravo valued at $50,000

•

On May 6, we issued 500,000 restricted shares of our Series A Preferred Stock to Douglas Brooks in exchange for past services rendered to Bravo valued at $50,000

•

On May 6, we issued 500,000 restricted shares of our Series A Preferred Stock to Martin Wolfe in exchange for past services rendered to Bravo valued at $50,000

•

On May 6, we issued 500,000 restricted shares of our series A Preferred Stock to Richard Kaiser in exchange for past serviced rendered to Bravo valued at $50,000

EQUIPMENT ACQUISITION

On May 4, the company entered into an agreement to purchase up to 500 gaming machines from Centro Be Entetenimiento Y Diversion Moachbacho S.A., a Nicaraguan corporation.  On May 6, 2016 the transaction closed and an initial acquisition of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 million common restricted shares of the registrant and an open loan held by the seller in the amount of $337,500 at an annual interest rate of 3.5%.  Julios Kosta, an affiliate of the registrant, owns 95% of the seller.

•

On May 18, the Company was accepted to have its shares quoted for sale on the OTCQB operated by OTC Markets Group, Inc.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Goldland Holdings,” all refer to Bravo Multinational Incorporated and its subsidiaries as of the date of this report.

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004, our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co and on April 1, 2016 (effective date) our name was changed to Bravo Multinational Incorporated to better reflect the planned future activities of the company.

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

For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the Commission.  However it should be noted that at no time was Bravo (Goldland Holdings) a mining operator.  As descried above, Bravo owns and or maintains mining claims which are leased to a third party.  Since the mining operations of our lessee no longer have any relevance to our new business of the leasing of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties.

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

Upon closing of the acquisition of the gaming equipment, through our wholly owned subsidiary Universal Entertainment SAS, Inc. on March 6, 2014, we leased the gaming equipment to Vomblom & Pomare S.A., a company formed under the laws of the Country of Colombia, and controlled by Claudia Cifuentes Robles, pursuant to a lease agreement which provided for lease payments of $700,000 per year, payable in the amount of $58,333 per month, with a term of five years with one five year renewal option.  The gaming equipment was to be used primarily in the operation of a casino that is owned and operated by the lessee on San Andres Isla, Colombia.  However, some of the gaming equipment, such as video poker and slot machines, could have been placed in retail locations under agreements with the retail merchants to divide winnings from the machines.

The above referred to lease agreement was cancelled by Universal Equipment SAS, Inc., on June 18, 2015, due to non-payment of the lease payments.  We are now assessing new opportunities for the leasing of the gaming equipment.  A new agreement would better reflect current economic and business conditions and is anticipated to have an effective start date in the second quarter of 2016.

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

Limited Markets.  Because we expect to be dependent primarily upon gaming operations in two markets, Central and South America, initially in Nicaragua and San Andres, Columbia, for all of our cash flow, we will be subject to greater risks than competitors with more casino customers or which operate in more markets.  We do not currently have any casino equipment leasing operations.  As a result, we do not have any current cash flow from operations.

Given that our operations are initially expected to be conducted only in Nicaragua and San Andres, Columbia, we will be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets.  The risks to which we will have a greater degree of exposure will include the following:

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

Conflict of Interest.  Paul Parliament, our chairman, president, chief executive officer, and director, has an indirect conflict of interest inasmuch as he has a private business relationship with Game Touch Technologies Inc., a company controlled by one of our consultants and current major stockholder, Julios Kosta, from whom Mr. Parliament purchased gaming equipment.  Game Touch has no business relationship with Bravo.

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

Going Concern

As of March 31, 2016, the registrant had an accumulated deficit of $24,064,078.  During the three months ended March 31, 2016, the registrant used net cash of $2,326 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

We reported revenues of 0 during the three months ended March 31, 2016 and 2015 respectively.  As Silver Falcon is unable to make lease payment obligations we have not accrued the revenue.

There has not been any activity in the leasing of the gaming machines but we expect to have revenue producing contracts in place in the second quarter of 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2016, and December 31, 2015:

                                                                                         March 31, 2016                      December 31, 2015

Stock subscription receivable                                    $ 100,000                                    $          0

Accounts payable                                                      $  41,649                                    $   44,200

Notes payable                                                            $ 51,293                                    $    54,201

Director’s loan                                                           $ 193,156                                   $  158,498

Operating activities

We reported revenues of 0 during the three months ended March 31, 2016 and 2015

Investing activities

None that have not already been reported.

Financing Activities

All cash requirements were provided by directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the first quarter March 31, 2016

Item 4.Controls and Procedures.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2016, due to the lack of accounting personnel.  The controls were evaluated for December 31, 2015 and there have not been any changes since then. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

On April 25, 2016, In the Court of Chancery of the State of Delaware, under C.A. No. 12255-VCG, styled Allan Breitkreuz and John Prosser II, Plaintiff v. Paul Parliament, Martin Wolfe, Douglas Brooks, and Bravo Multinational Corporation (sic), Defendants, an action was commenced by the plaintiffs against the defendants alleging that the defendants purported to take over the registrant.  The plaintiffs alleged that the defendants, in calling for a special meeting of the stockholders of the registrant, first violated Delaware law in purporting to remove the plaintiffs, both of whom had committed highly questionable acts detrimental to the registrant, and three other members of the registrant's board of directors, each of whom had caused serious harm to the registrant, and then, allegedly, the defendants purported to elect themselves as directors and officers of the registrant, even though Messrs. Parliament and Wolfe were already directors and officers of the registrant.  The allegations of the plaintiffs are wholly without merit, and are contrary to the registrant's certificate of incorporation and bylaws, as amended, as well as the Delaware General Corporation Law.  The defendants, including the registrant, will vigorously defend their position.  A trial is expected to occur in late August 2016.. The defendants, including the registrant, have a hearing on a Motion for Summary Judgment on June 13, 2016. The registrant is not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business

Item 1A.Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Corporation., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Corporation., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Corporation., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL CORPORATION

Date: May 23, 2016

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

