Form 10-Q/A
period 2016-03-31
Bravo Multinational Inc.
filed 2016-05-26
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

(Amendment No. 1 FORM 10-Q)

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing. Part II, Item 2 has additional information disclosed as part of this amended filing

Table of Contents

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       On the dates specified below, we have issued shares of our common stock and preferred stock to various parties:

• On March 11, 2016 we issued 649,351 shares of our common stock to KBM Worldwide Inc. per a loan agreement dated January 4, 2015 permitting a conversion of the loan to common shares. The shares were valued at $7,583.

• On March 30, 2016 we issued 1,972,316 shares of our common stock to Julios Kosta as per a consulting agreement dated October 1, 2015 for the period October 1, 2015 to February 29, 2016 The shares were valued at  $62,468

• On March 30, 2016 we issued 1,577,852 shares of our common stock to Jack Frydman as per a consulting agreement dated October 31, 2015 for the period October 1, 2015 to February 29, 2016. The shares were valued at $49,975

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Ameded Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Corporation., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Amended Certification of Martin Wolfe, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Corporation., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Amended Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
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

Date: May 26, 2016

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer

