Form 10-Q
period 2016-06-30
Bravo Multinational Inc.
filed 2016-08-22
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period  ended June 30, 2016

   [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-33053

_____________________________________

BRAVO MULTINATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0359814 (I.R.S. Employer Identification Number)
590 York Road, Unit 3 Niagara On The Lake, Ontario, CANADA (Address of principal executive offices)	L0S 1J0 (Zip Code)
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At July 1, 2016 the registrant had outstanding 341,337,695 shares of common stock.

Table of Contents

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

20

Item 4.  Controls and Procedures.

20

Item 4 (T).  Controls and Procedures.

20

PART II.  OTHER INFORMATION.

21

Item 1.  Legal Proceedings.

21

Item 1A.  Risk Factors.

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults upon Senior Securities.

24

Item 4. Mine Safety Disclosures.

24

Item 5.  Other Information.

24

Item 6.  Exhibits.

24

SIGNATURES

24

 PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

BALANCE SHEET

June 30, 2016 AND DECEMBER 31, 2015

ASSETS CURRENT	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Cash	$ 237	$ 2,563
Stock subscription receivable	100,000	-
Prepaid expenses	357,723	439,390

Total current assets	457,960	441,952

FIXED
Gaming equipment, net	252,080	274,654
Office furniture and equipment	13,652	12,944
Total fixed assets	265,732	287,598
Total Assets	$ 723,692	$ 729,550

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	41,358	44,200
Notes payable	51,293	54,201
Accrued compensation	43,000	22,000
Directors loans	193,156	158,498
Total current liabilities	328,807	278,898

Total liabilities	328,807	278,898

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized – 5,000,000 issued and outstanding at June 30, 2016 and December 31, 2015	300	300
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 341,337,695 issued and outstanding at June 30, 2016, and 263,405,812 at December 31, 2015	27,208	26,340

Additional paid in capital	24,431,455	24,125,219
Accumulated deficit	(24,064,078)	(23,701,207)

	394,885	450,652
Total Liabilities and Stockholders' Equity (Deficit)	723,692	729,550

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED June 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Revenues:	$ -	$ -

Expenses:
Professional fees	128,120	542,391
Stock compensation expense	91,424	304,739
Salary	21,000
Corporate Development	81,666
Depreciation expense	22,574	22,574
General and administrative	16,229	20,404
Total expenses	361,013	890,108

Loss from operations	(361,013)	(890,108)

Interest expense	1,858	-

Net Loss	$ (362,871)	$ (890,108)

Net loss per common share – basic and fully diluted	$ (0.02)	$ (0.05)

Weighted average number of common shares outstanding – basic and fully diluted	159,104,396	157,859,347

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$ (362,871)	$ (890,108)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Stock subscription receivable	100,000
Issuance of common stock for services	33,160	492,151
Issuance of common stock for debt conversion	7,583
Issuance of common stock for compensation	91,424	321,188
Issuance if common stock for legal award		1,335
Issuance of common stock for consulting	74,937
Issuance of common stock for rent		19,200
Issuance of common stock from treasury	100,000
Issuance of preferred stock		300
Increase (decrease) in operating assets and liabilities:	44233
Depreciation	22,574	22,574
Acquisition of fixed assets
Accounts payable and accrued expenses	2,551)	251
Accrued compensation	21,000	(6,045,973)
Notes payable	(2,908)	77,863
Payroll liabilities		(3,737)
Prepaid expenses	(119,332)	-
Director’s loan	34,658	(17,064)
Due to related party	0	(8,357)
Net cash provided by (used in) operating activities	46,559	(3,604)

Net increase (decrease) in cash and cash equivalents	(2,326)	(3,604)
Cash and equivalents at beginning of period	2,563	3,604
Cash and equivalents at end of period	$ 237	-

	2016	2015
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$33,160	$ 492,151
Shares issued for consulting	$74,937	-
Shares issued for legal award	$ -	$ 1,335
Shares issued for conversion of debt	$ 7,583	-
Shares issued for compensation	$91,424	$ 321,188

See accompanying notes to financial statements.

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock AT PAR	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity

Balance at 12/31/15	263,405,812	3,000,000	$26,340	$ 300	$24,125,219	$(23,701,207)	$450,652

Shares issued for services	1,000,000		1,000		33,060	-	33,160
Shares issued for loan conversion	649,351		65		7,518		7,583
Shares issued for compensation	2,213,225		2,213		91,203		91,424
Shares issued from Treasury	3,000,000	2,000,000	3,000		99,700		100,000
Shares issued for consulting	1,814,105		1,814		74,756		74,937
Net loss						(362,871)	(362,871)
Balance at 06/30 /16	341,337,695	5,000,000	27,208	$ 300	$24,431,455	$(24,064,078)	$394,885

See accompanying notes to financial statements.

NOTE 1: ORGANIZATION & DESCRIPTION OF BUSINESS

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we. changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2015.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

The company filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure is finances. The company has now determined that SFMI is unable to pay the lease and that any debt owing by SFMI to the company is not recoverable.

On September 19, 2013, our wholly-owned subsidiary entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post-split). Closing was conditioned on our completion of a 1 for 10 reverse stock split, among other things. The equipment includes approximately 67 video poker and slot machines; 8 blackjack and miscellaneous game tables and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment; and miscellaneous office equipment, like chairs, tables, etc. We completed the reverse split in March 2014, and completed the purchase on March 6, 2014. Upon closing of the acquisition, we simultaneously leased the equipment to VOMBLOM & POMARE S.A., a company formed under the laws of Colombia, which provides for lease payments of $700,000 per year, payable $58,333 per month, and a term of five years with one five year renewal option. This lease was subsequently suspended. The company intends to re-lease the equipment in a new agreement.

On May 4th, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation. On May 6th,2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, and prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 million common restricted shares of the registrant and an open loan held by the seller in the amount of $337,500 at an annual rate of 3.5%. The company intends to re-sell this equipment individually and has contracted GameTouch LLC to over see this retail program.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

            None except as disclosed with Directors loans payable and Notes Payable

NOTE 4: STOCK SUBSCRIPTION RECEIVABLE

              As part of the agreement with FMW Media Works Corp, FMW agreed to provide Bravo with $100,000 in return for a convertible promissory note. $25,000 was received on May 3, 2016, and $25,000 was received on May 16,2016.

NOTE 5 - NOTES PAYABLE

             Notes payable consist of $14,490 of unsecured notes and $36,803 due to directors and corporate advisors for unreimbursed expense. The notes to directors and officers are unsecured, non-interest bearing and are repayable only when the company has sufficient cash flow.

NOTE 6 – CAPITAL STOCK

At July 1, 2016, the Company’s authorized capital stock was 1,000,000,000 shares of Common Stock, par value of $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share. On that date the company had outstanding 341,337,695 shares of Common Stock and 5,000,000 of Preferred Stock.

During the three months ended June 30, 2016, we issued shares in the following transactions:

•

1,000,000 shares of Common Stock valued at $33,160 were issued for services

•

649,351 of Common Stock valued at $7,583 were issued for conversion of debt.

•

2,213,225 Common Stock valued at $91,424 were issued for compensation

•

3,000,000 Common Stock issued from Treasury for $100,000

•

1,814,105 Common Stock valued at $74,937 issued for consulting

NOTE 7– GOING CONCERN

As of June 30, 2016, the registrant had an accumulated deficit of $24,064,078 and during the three months ended June 30, 2016, the registrant used net cash of $2,326 for $2,326 operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS as Previously Reported in quarter ending March 31, 2016

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

On May 4, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation.  On May 6, 2016 the transaction closed and an initial acquisition of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 million common restricted shares of the registrant and an open loan held by the seller in the amount of $337,500 at an annual interest rate of 3.5%.  Julios Kosta, an affiliate of the registrant, owns 95% of the seller.

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

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004, our name was changed to Consolidated General Corp., which tried to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co and on April 6, 2016 (effective date) our name was changed to Bravo Multinational Incorporated to better reflect the planned future activities of the company.

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

Current Business

We are currently engaged in the business of the leasing and selling of gaming equipment.  On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post reverse-split on March 6, 2014).  The closing occurred on March 6, 2014.  The gaming equipment includes approximately 67 video poker and slot machines; eight blackjack and miscellaneous game tables, and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment, and miscellaneous office equipment, like chairs and tables.

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

The above referred to lease agreement was cancelled by Universal Equipment SAS, Inc., on June 18, 2015, due to non-payment of the lease payments.  We are now assessing new opportunities for the leasing of the gaming equipment. The company intends to re-lease the equipment in a new agreement.

           On May 6, 2016 the company closed an agreement to purchase 500 gaming machines from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation. The company then initiated a program to offer for retail sale individual gaming machines. The company has engaged GameTouch LLC to over see the promotion and sale of this equipment.

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

Conflict of Interest.  Paul Parliament, our chairman, president, chief executive officer, and director, has an indirect conflict of interest inasmuch as he has a private business relationship with Game Touch Technologies Inc., a company controlled by one of our consultants and current major stockholder, Julios Kosta, from whom Mr. Parliament purchased gaming equipment in 2014.

Competition

To the extent we expand leasing our casino equipment to more than one operator we will face competition from casino equipment suppliers, leasing affiliates of casino equipment suppliers, and independent leasing companies.  Most of our potential competitors may have far greater resources than we have and may have far greater experience in the casino industry than we possess.

Markets and Major Customers

While all casinos need casino equipment, we define our market as casinos in Central and South America, which we believe is an underserved market.

Going Concern

As of June 30, 2016, the registrant had an accumulated deficit of $24,064,078.  During the three months ended June 30, 2016, the registrant used net cash of $2,326 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

We reported revenues of $57,396 plus sales contracts of $161,000 during the three months ended June 30, 2016 and  $0 in 2015 respectively.

There has not been any activity in the leasing of the gaming machines but we expect to have a revenue producing lease contract in place in 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2016, and December 31, 2015:

                                                                                         June 30, 2016                               December 31, 2015

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

Operating activities

We reported revenues of 0 during the three months ended June 30, 2016 and 2015

Investing activities

$25,000 on May 3, 2016 and $25,000 on May 16, 2016 was invested by FMW in exchange for a convertible note.

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

Adequacy of Working Capital

We will apply great efforts to raise though equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means. Our re-sale program of equipment in Nicaragua has began and should generate income sufficient capital. We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from our operations, or borrowings. If we are not able to raise additional capital as described above, we would not be able to continue and our business may fail. As of the date of this report, we do not have any commitments for financing.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the second quarter June 30, 2016

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

Parliament and Wolfe were already directors and officers of the registrant.  The allegations of the plaintiffs are wholly without merit, and are contrary to the registrant's certificate of incorporation and bylaws, as amended, as well as the Delaware General Corporation Law.  The defendants, including the registrant, will vigorously defend their position.  A trial is expected to occur in late August 2016. The defendants, including the registrant, have a hearing on a Motion for Summary Judgment on June 13, 2016. On June 24, 2016 the plaintiffs agreed to a Joint Stipulation of Dismissal, thereby the case was dismissed without prejudice and the court lifted the status quo order. The registrant is not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

The Company's Management has succeeded in receiving "TROs"- Temporary Restraining Orders in two state court jurisdictions on its quest to cancel shares illegally and improperly issued from the Company's previous managment in charge of operations prior to March 24, 2015.

Item 1A.Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       On the dates specified below, we have issued shares of our common stock and preferred stock to various parties:

- On March 11, 2016 we issued 649,351 shares of our common stock to KBM Worldwide Inc. per a loan agreement dated January 4, 2015 permitting a conversion of the loan to common shares. The shares were valued at $7,583.

- On March 30, 2016 we issued 1,972,316 shares of our common stock to Julios Kosta as per a consulting agreement dated October 1, 2015 for the period October 1, 2015 to February 29, 2016 The shares were valued at $62,468

- On March 30, 2016 we issued 1,577,852 shares of our common stock to Jack Frydman as per a consulting agreement dated October 31, 2015 for the period October 1, 2015 to February 29, 2016

- On April 28th and June 30, 2016 we issued 1,882,052 and 629,409 shares of our common stock to Douglas Brooks as per his employment agreement for the pay period of the preceding 6 months and the preceding 2 months with a value of $60,000 and $20,000.-

- On April 28th and June 30, 2016 we issued 566,667 and 629,409 shares of our common stock to Jack Frydman as per his employment contract for the pay period of the preceding 2 months and the preceding 2 months with a value of $20,000 and $20,000.

- On April 28th and June 30, 2016 we issued 708,333 and 786,762 shares of our common stock to Julios Kosta as per his employment contract for the pay periods of the preceding 2 months and the preceding 2 months with a value of $25,000 and $25,000.

- On May 5th, 2016 we issued 2,798,678 shares of our common stock to Julios Kosta in connection with the closing of an asset purchase contract, with a value of $75,564.

- On April 28th and June 30, 2016 we issued 729,334 and 409,116 shares of our common stock to Martin Wolfe as per his employment contract for the pay period of the preceding 6 months and the preceding 2 months with a value of $30,666 and $13,000.

-On April 28th and June 30, 2016 we issued 729,334 and 409,116 shares of our common stock to Rich Kaiser as per his employment contract for the pay periods of the preceding 6 months and the preceding 2 months with a value of $30,666 and $13,000.

- On April 28th and June 30, 2016 we issued 2,352,565 and 786,762 shares of our common stock to Paul Parliament as per his employment contract for the pay periods of the preceding 6 months and the preceding 2 months with a value of $75,000 and $25,000.

- On June 30th, 2016 we issued 594,533 shares of our common stock to Allen Simon as per his advisory agreement contract for the pay period of the preceding 8 months with a value of  $19,250.

- On May 5th, 2016 we issued 50,000,000 shares of our common stock to Bravo Gaming Corporation, a wholly owned subsidiary of Bravo Multinational Incorporated with a value of  $1,250,000.

- On May 5th, 2016 we issued 1,500,000 shares of our common stock to Alfonso Castiglione in connection with the closing of an asset purchase contract, with a value of $40,500*.

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to Lori Goldfinger in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 1,059,322 shares of our common stock to Silvia Ibarra  in connection with the closing of an asset purchase contract, with a value of  $28,601*.

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to Uri Igra in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to Micheal Kosta in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to Lisa Kosta in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to Daryl Nisivoccia in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to Olga Lopez Rojas in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 142,000 shares of our common stock to Andrew Vajda in connection with the closing of an asset purchase contract, with a value of $3,834.*

- On May 5th, 2016 we issued 1,000,000 shares of our common stock to David Ziruinikoff  in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5th, 2016 we issued 2,861,885 shares of our common stock to Claudia Cifuentas Robles in connection with the closing of an asset purchase contract , with a value of $372,045*.

*These issuances where in relationship to the assest purchase agreement on May 4, 2016 whereas the owner of such shares, Mr. Julios Kosta, directed Bravo's managment to issue shares to these persons from his share position on his behalf.

Item 3.Defaults Upon Senior Securities.

Not applicable.

Item 4.Mine Safety Disclosures.

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

Date:August 19, 2016

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer