Form 10-Q/A
period 2016-06-30
Bravo Multinational Inc.
filed 2016-09-27
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period - ended June 30, 2016

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

EXPLANATORY NOTE: This amended FORM 10-Q/A has been filed to make corrections to the financial statements, its financial notes, item numbers that reference financial data, and to add exhibit 101-XBRL tag data.

 PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

BALANCE SHEET

JUNE 30, 2016 AND DECEMBER 31, 2015

ASSETS CURRENT	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Cash	$ 16,310	$ 2,563
Accounts receivable	9,373	-
Inventory of gaming machines	643,500	-
Prepaid expenses	354,862	439,390

Total current assets	1,250,291	441,952

Investment in Nevada Gaming Corp	1,250,291

FIXED
Gaming equipment, net	229,506	274,654
Office furniture and equipment	13,652	12,944
Total fixed assets	243,158	287,598

Total Assets	$ 2,517,495	$ 729,550

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	152,342	44,200
Deposit on sale of shares	50,000	-
Equipment loan payable	321,750	-
Notes payable	47,941	54,201
Accrued compensation	34,000	22,000
Directors loans	52,320	158,498
Total current liabilities	658,353	278,898

Total liabilities	658,353	278,898

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized – 5,000,000 issued and outstanding at June 30, 2016 and 300 December 31, 2015	500	300
Common stock, par value $0.001, 1,000,000,000 shares authorized, 351,699,634issued and outstanding at June 30, 2016, and 263,405,812 at December 31, 2015	351,700	26,340

Additional paid in capital	26,339719	24,125,219
Accumulated deficit	(24,832,777)	(23,701,207)
	1,859,142	450,652
Total Liabilities and Stockholders' Equity (Deficit)	$ 2,517,495	$ 729,550

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Income:
Sale of gaming machines	$ 49,000	$ -
Residual Income	346	-
Total Income	49,346	-

Expenses:
Cost of machines sold	31,500	-
Sales commissions	6,650	-
Professional and consulting fees	725,123	560,543
Stock compensation expense	198,124	366,239
Salary	42,000	10,500
Corporate development	81,666
Depreciation expense	45,148	45,148
General and administrative	48,999	21,323

Total expenses	1,179,200	1,003,753

;Loss from operations	(1,129,854)	(1,003,753)
Interest expense	1,717	2,917

Net Loss	$(1,131,571)	$(1,006,670)

Net loss per common share – basic and fully diluted	$ (0.04)	$ (0.03)

Weighted average number of common shares outstanding – basic and fully diluted	171,312,079	32,257,780

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Income:
Sale of gaming machines	$ 49,000	$ -
Residual Income	346	-
Total Income	49,346	-

Expenses:
Cost of machines sold	31,500	-
Sales commissions	6,650	-
Professional and consulting fees	597,003	18,152
Stock compensation expense	106,700	61,500
Salary	21,000	10,500
Corporate development	-	-
Depreciation expense	22,574	22,574
General and administrative	32,760	919
Total expenses	818,187	113,645

Loss from operations	(768,841)	(113,645)
Interest expense	(141)	2,917

Net Loss	$(768,700)	$(116,562)

Net loss per common share – basic and fully diluted	$ (0.03)	$ (0.01)

Weighted average number of common shares outstanding – basic and fully diluted	171,312,079	189,234,696

See accompanying notes to financial statements

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Income:
Sale of gaming machines	$ 49,000	$ -
Residual Income	346	-
Total Income	49,346	-

Expenses:
Cost of machines sold	31,500	-
Sales commissions	6,650	-
Professional and consulting fees	725,123	560,543
Stock compensation expense	198,124	366,239
Salary	42,000	10,500
Corporate development	81,666
Depreciation expense	45,148	45,148
General and administrative	48,999	21,323

Total expenses	1,179,200	1,003,753

;Loss from operations	(1,129,854)	(1,003,753)
Interest expense	1,717	2,917

Net Loss	$(1,131,571)	$(1,006,670)

Net loss per common share – basic and fully diluted	$ (0.04)	$ (0.03)

Weighted average number of common shares outstanding – basic and fully diluted	171,312,079	32,257,780

See accompanying notes to financial statements

	2016	2015
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 33,160	$492,151
Shares issued for consulting	$ 149,937	$ -
Shares issued for legal award	$ -	$ 1,335
Shares issued for conversion of debt	$ 197,124	$ -
Shares issued for San Andreas deal	$ 372,045	$ -
Shares issued for acquisition of Nevada Gaming Corp	$ 1,250,000	$ -
Shares issued for the acquisition of equipment	$ 324,199	$ -
Shares issued for compensation	$ 91,424	$321,188
Preferred shares issued for services	$ 200	$ -

See accompanying notes to financial statements.

BRAVO MULTINATIONAL CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock AT PAR	Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity

Balance at 12/31/15	263,405,812	3,000,000	$263,991	$ 300	$23,887,568	$(23,701,207)	$450,652

Shares issued for services	1,000,000	-	1,000	-	32,160	-	33,160
Shares issued for loan conversion and expense reimbursement	5,867,628	-	5,867	-	192,057	-	197,124
Shares issued for compensation	2,213,225	-	2,213	-	91,203	-	91,424
Shares issued for acquisition of equipment	12,500,000	-	12,500	-	324,999	-	324,199
Shares issued from Treasury	3,000,000	2,000,000	3,000	-	97,000	-	100,000
Shares issued for San Andreas deal	2,861,885	-	2,228	-	369,183	-	372,045
Shares issued for consulting	4,387,628	-	4,388	-	145,549	-	149,937
Shares issued for acquisition of Nevada Gaming Corp	50,000,000	-	50,000	-	1,200,000	-	1,250,000
Shares issued for services	-	2,000,000	-	200	-	-	200
Net loss	-	-	-	-	-	(1,131,571)	(1,131,571)
Balance at 06/30 /16	351,699,634	5,000,000	$351,700	$ 500	$26,339,719	$(24,832,777)	$1,859,142

See accompanying notes to financial statements.

NOTE 1: ORGANIZATION & DESCRIPTION OF BUSINESS

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we. changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

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

On May 4th, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation. On May 6th,2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, and prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 million common restricted shares of the registrant and an open loan held by the seller in the amount of $337,500 at an annual rate of 3.5%. The company intends to re-sell this equipment individually and has contracted GameTouch LLC to over see this retail program.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when earned according to lease, royalty agreements and sales or sales contract commitments.  Lease income is recognizes as earned on a monthly basis according to the terms of the lease.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

            None except as disclosed with Directors loans payable and Notes Payable

NOTE 5 - NOTES PAYABLE

             Notes payable consist of $47,941 of unsecured notes and $52,320 due to directors and corporate advisors for unreimbursed expense. The notes to directors and officers are unsecured, non-interest bearing and are repayable only when the company has sufficient cash flow.

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

• 2,213,225 Common Stock valued at $91,424 were issued for compensation

• 3,000,000 Common Stock issued from Treasury for $100,000

• 1,814,105 Common Stock valued at $74,937 issued for consulting

• 12,500,000 Common Stock valued at $324,199 for the acquisition of equipment

• 2,861,865 Common Stock valued at $372,045 for the San Andreas deal

• 50,000,000 Common Stock valued at $1,250,000 for the acquisition of Nevada Gaming Corp

NOTE 7– GOING CONCERN

As of June 30, 2016, the registrant had an accumulated deficit of $24,832,777 and during the six months ended June 30, 2016, the registrant used net cash of $13,747 for operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern. The company has began to generate income from it’s operation in Nicaragua and anticipates that this income may sufficiently support the ongoing operating expenses of the company going forward.

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

NOTE 8 – SUBSEQUENT EVENTS

• On May 6, we issued 500,000 restricted shares of our Series A Preferred Stock to Paul Parliament in exchange for past services rendered to Bravo valued at $50,000

• On May 6, we issued 500,000 restricted shares of our Series A Preferred Stock to Douglas Brooks in exchange for past services rendered to Bravo valued at $50,000

• On May 6, we issued 500,000 restricted shares of our Series A Preferred Stock to Martin Wolfe in exchange for past services rendered to Bravo valued at $50,000

• On May 6, we issued 500,000 restricted shares of our series A Preferred Stock to Richard Kaiser in exchange for past serviced rendered to Bravo valued at $50,000

• On August 1, 2016 the company engaged RedChip Companies Inc., for a one year contract.

EQUIPMENT ACQUISITION

On May 4, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation.  On May 6, 2016 the transaction closed and an initial acquisition of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 million common restricted shares of the registrant and an open loan held by the seller in the amount of $337,500 at an annual interest rate of 3.5%.  Julios Kosta, an affiliate of the registrant, owns 95% of the seller.•

On May 18, the Company was accepted to have its shares quoted for sale on the OTCQB operated by OTC Markets Group, Inc.

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

 However it should be noted that at no time was Bravo (Goldland Holdings) a mining operator.  As described above, Bravo owns and or maintains mining claims which are leased to a third party.  Since the mining operations of our lessee no longer have any relevance to our new business of the leasing of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties.

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

The above referred to lease agreement was cancelled by Universal Equipment SAS, Inc., on June 18, 2015, due to non-payment of the lease payments due to management disruption.  We are now assessing new opportunities for the leasing of the gaming equipment. The company intends to re-lease the equipment in a new agreement.

           On May 6, 2016 the company closed an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation. The company then initiated a program to offer for retail sale individual gaming machines. The company has engaged GameTouch LLC to over see the promotion and sale of this equipment.

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

• A decline in the number of visitors to San Andres Isla, Columbia, where we expect to commence leasing operations.

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

Currency Risks.  Our potential casino customers will be subject to currency risks.  Our gaming equipment lease provides for lease payments in U.S. dollars, while our lessees willconduct business in the currency of the country where the lessee is located.  Accordingly, our lessees’ ability to make lease payments will be subject to our lessees’ ability to convert the foreign currency into U.S. dollars.  As a result, our lessee’s ability to make lease payments will be subject to fluctuations in the exchange rate of the applicable foreign currency against the U.S. dollar, as well as local laws and regulations which may limit or impair a foreign person or entity’s ability to convert the subject foreign currency to U.S. dollars.

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

Conflict of Interest.  Paul Parliament, our chairman, president, and chief executive officer, has an indirect conflict of interest inasmuch as he has a private business relationship with Game Touch Technologies Inc., a company controlled by one of our consultants and current major stockholder, Julios Kosta, from whom Mr. Parliament purchased gaming equipment in 2014.

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

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

We reported revenues of $49,346 plus sales contracts of $161,000 during the three months ended June 30, 2016 and $0 in 2015.

There has not been any activity in the leasing of the gaming machines but we expect to have a revenue producing lease contract in place in 2016 as we are currently in the process of negotiating a lease agreement with an existing Casino operation

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015

Accounts payable	$152,342	$41,649

Notes payable	$47,941	$54,201

Directors loan	$52,320	$158,498

Operating activities

We reported revenues and contracted sales of $218,396 during the three months ended June 30, 2016 and  0 for 2015

Investing activities

$25,000 on May 3, 2016 and $25,000 on May 16, 2016 was invested by FMW Media Works Corp., in exchange for a convertible note.

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

Adequacy of Working Capital

We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means. Our re-sale program of equipment in Nicaragua has began and should generate income sufficient capital. We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from our operations, or borrowings. If we are not able to raise additional capital as described above, we would not be able to continue and our business may fail. As of the date of this report, we do not have any commitments for financing.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

On June 24, 2016, In the Court of Chancery of the State of Delaware, under C.A. No. 12255-VCG, styled Allan Breitkreuz and John Prosser II, Plaintiffs v. Paul Parliament, Martin Wolfe, Douglas Brooks, and Bravo Multinational Corporation, Defendants, the parties, pursuant to Chancery Court Rule 41(a)(l )(ii), dismissed the referenced litigation without prejudice, with each party to bear its  own costs.  The Court has lifted the status quo order entered in the case.

The Company's Management has succeeded in receiving "TROs"- Temporary Restraining Orders in two state court jurisdictions, Oregan and Delaware, both cases are alleged by the company that the issuance of shares for each case were  illegally and improperly issued by  the Company's previous management in charge of operations prior to March 24, 2015. Furthermore, the company also alleges that there is improper and /or insufficient and/or no supporting documentation at all, as well as no SEC filings, to support either the defendants claim to the ownership of the existing issuance of stock.

The company will continue to fulfill it’s obligations to the shareholders to ensure all share issuance are supported with the appropriate legal documentation, supporting records, and company approvals, and those that are not will be brought before the appropriate court authority to gain court permission for cancellation of the issuance.

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

- On March 30, 2016 we issued 1,972,316 shares of our common stock to Julios Kosta as per a consulting agreement dated October 1, 2015 for the period October 1, 2015 to February 29, 2016 The shares were valued at $62,500.

- On March 30, 2016 we issued 1,577,852 shares of our common stock to Jack Frydman as per a consulting agreement dated October 31, 2015 for the period October 1, 2015 to February 29, 2016. The shares were valued at $50,000.

- On April 28th and June 30, 2016 we issued 1,882,052 and 629,409 shares of our common stock to Douglas Brooks as per his employment agreement for the pay period of the preceding 6 months and the preceding 2 months with a value of $60,000 and $20,000.

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

- On May 5th, 2016 we issued 2,798,678 shares of our common stock to Julios Kosta in connection with the closing of an asset purchase contract, with a value of $75,564. *

- On April 28th and June 30, 2016 we issued 729,334 and 409,116 shares of our common stock to Martin Wolfe as per his employment contract for the pay period of the preceding 6 months and the preceding 2 months with a value of $30,666 and $13,000.

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

- On May 5th, 2016 we issued 2,861,885 shares of our common stock to Claudia Cifuentas Robles in connection with the closing of an asset purchase contract , with a value of $372,045.

*These issuances where in relationship to the asset purchase agreement on May 4, 2016, whereas the owner of such shares, Mr. Julios Kosta, directed Bravo's management to issue shares to these persons from his share position on his behalf.

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

•

The information contained in any reports or documents required to be filed by Bravo Multinational Incorporated under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

Item 3.Defaults Upon Senior Securities.

Not applicable.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Amended Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Corporation., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation
101.DEF*	XBRL Taxonomy Definition
101.LAB*	XBRL Taxonomy Lable
101.PRE*	XBRL Taxonomy Presentation

____________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL CORPORATION

Date:September 26 , 2016

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer

By /s/ Martin Wolfe

    Martin Wolfe, Chief Financial Officer and

    Principal Accounting Officer