Form 10-Q
period 2016-09-30
Bravo Multinational Inc.
filed 2017-03-10
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File No. 000-33053

_____________________________________

BRAVO MULTINATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1266967 (I.R.S. Employer Identification Number)

590 York Road, Unit 3, Niagara on the Lake, Ontario, Canada L0S 1J0 (Address of principal executive offices) (716) 803-0621 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ]  No [ X ]

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of March 10, 2016 was approximately 258,389,888.

PART I – FINANCIAL INFORMATION

Item 1.- Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

Niagara On The Lake, Ontario, Canada

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2016

Bravo Multinational Incorporated
Niagara On The Lake, Ontario, Canada

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,659	$ 2,563
Inventory - Gaming Machines	643,500	—
Prepaid Expenses	367,173	439,390

Total Current Assets	1,017,332	441,953

Property and Equipment - Net of Accumulated Depreciation	220,584	287,598

Investment - Bravo Gaming Corp	1,250,000	—

Total Assets	$ 2,487,916	$ 729,551

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses	$ 110,406	$ 44,200
Customer Deposits	47,200	—
Deposit on Sale of Shares	50,000	—
Equipment Loan Payable	321,750	—
Notes Payable	46,878	54,201
Accrued Compensation	40,000	22,000
Directors Loans	25,278	158,498

Total Liabilities	641,512	278,899

Stockholders' Equity
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
376,918,570 and 263,405,812 Issued and Outstanding, Respectively	37,691	26,340
Preferred Stock: 5,000,000 Shares Authorized,
5,000,000 and 3,000,000 Issued and Outstanding, Respectively	500	300
Additional Paid-In-Capital	27,259,197	24,125,219
Accumulated Deficit	(25,450,984)	(23,701,207)

Total Stockholders' Equity	1,846,404	450,652

Total Liabilities and Stockholders' Equity	$ 2,487,916	$ 729,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bravo Multinational Incorporated
Niagara On The Lake, Ontario, Canada

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$ —	$ —	$ 49,346	$ —

Cost of Sales	—	—	31,500	—

Gross Profit	—	—	17,846	—

Expenses
Commissions	—	—	6,650	—
Corporate Development	—	—	81,666	—
Depreciation Expense	22,574	22,574	67,722	67,722
General and Administrative	55,717	28,011	104,706	49,334
Professional Fees	131,382	15,258	856,505	575,801
Salary	21,000	118,312	63,000	128,812
Stock Compensation Expense	370,967	146,600	569,091	512,839

Total Expenses	601,640	330,755	1,749,340	1,334,508

Loss from Operations	(601,640)	(330,755)	(1,731,494)	(1,334,508)

Interest Expense	16,566	5,388	18,283	8,305

Net Loss for the Period	$ (618,206)	$ (336,143)	$ (1,749,777)	$ (1,342,813)

Weighted Average Number of Common Shares -
Basic and Diluted	371,530,315	204,710,749	314,766,630	206,610,342

Net Loss for the Period Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bravo Multinational Incorporated
Niagara On The Lake, Ontario, Canada

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2016	2015

Cash Flows from Operating Activities

Net Loss for the Period	$ (1,749,777)	$ (1,342,813)

Non-Cash Adjustments:
Depreciation Expense	67,722	67,722
Common Stock Issued in Exchange for Services	660,056	492,151
Common Stock Issued for Interest on Debt Conversion	12,947	—
Common Stock Issued for Debt Conversion	—	206,945
Common Stock Issued for Compensation	268,924	606,800
Common Stock Issued for Legal Award	—	1,335
Common Stock Issued from Treasury	—	4,000
Preferred Stock Issued for Services	200,000	300
Changes in Assets and Liabilities:
Prepaid Expenses	89,217	1,884
Inventory - Gaming Machines	31,500	—
Due to Related Party	—	5,311
Accounts Payable and Accrued Expenses	166,781	(102,351)
Customer Deposits	47,200	—
Deposit on Sale of Shares	50,000	—
Accrued Compensation	18,000	35,000
Payroll Liabilities	—	(3,737)

Net Cash Flows Used In Operating Activities	(137,430)	(27,453)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	(707)	11,645

Cash Flows from Financing Activities
Proceeds from Notes Payable	260	10,701
Payment of Equipment Loan	(15,750)	—
Director's Loans	157,723	1,643

Net Cash Flows Used In Financing Activities	142,233	12,344

Net Change in Cash and Cash Equivalents	4,096	(3,464)

Cash and Cash Equivalents - Beginning of Period	2,563	3,604

Cash and Cash Equivalents - End of Period	$ 6,659	$ 140

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Services	$ 660,056	$ 492,151
Common Stock Exchanged for Debt Conversion	$ 311,473	$ 206,945
Common Stock Issued for Legal Award	$ —	$ 1,335
Common Stock Issued for Compensation	$ 268,924	$ 606,800
Preferred Stock Issued for Services	$ 200,000	$ 300
Common Stock Issued for Acquisition of Equipment	$ 337,500	$ —
Loan Payable for Acquisition of Equipment	$ 337,500	$ —

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bravo Multinational Incorporated
Niagara On The Lake, Ontario, Canada

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30 2016

	Common Stock		Preferred Stock		Additional		Total
	$ .0001 Par		$ .0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2014	142,749,669	$ 14,275	—	$ —	$ 21,450,055	$ (21,416,837)	$ 47,493

Common Stock Issued in Exchange for Services	34,393,511	3,439	—	—	515,789	—	519,228

Common Stock Issued in Exchange for Compensation	26,543,939	2,654	—	—	686,474	—	689,128

Common Stock Issued for Legal Award	150,000	15	—	—	1,320	—	1,335

Common Stock Issued from Treasury	170,940	17	—	—	3,983	—	4,000

Common Stock Issued for Loan Conversion	11,092,928	1,109	—	—	205,836	—	206,945

Common Stock Issued for Corporate Development	17,500,000	1,750	—	—	488,250	—	490,000

Common Stock Issued for Expense Reimbursement	158,119	16	—	—	3,627	—	3,643

Common Stock Issued for Consulting	2,146,706	215	—	—	46,035	—	46,250

Common Stock Issued for Contract Cancellations	28,500,000	2,850	—	—	723,850	—	726,700

Preferred Stock Issued for Services	—	—	3,000,000	300	—	—	300

Net Loss	—	—	—	—	—	(2,284,370)	(2,284,370)

Balance - January 1, 2015	263,405,812	26,340	3,000,000	300	24,125,219	(23,701,207)	450,653

Common Stock Issued in Exchange for Accrued Expenses	5,000,000	500	—	—	100,075	—	100,575

Common Stock Issued for Loan Conversions	20,744,476	2,074	—	—	309,399	—	311,473

Common Stock Issued in Exchange for Compensation	10,044,098	1,004	—	—	267,920	—	268,924

Common Stock Issued for Acquisition of Equipment	12,500,000	1,250	—	—	336,250	—	337,500

Common Stock Issued for San Andreas Deal	2,861,885	286	—	—	371,759	—	372,045

Common Stock Issued for Services	12,362,299	1,236	—	—	303,775	—	305,011

Common Stock Issued for Acquisition of Nevada Gaming Corp	50,000,000	5,000	—	—	1,245,000	—	1,250,000

Preferred Stock Issued for Services	—	—	2,000,000	200	199,800	—	200,000

Net Loss	—	—	—	—	—	(1,749,777)	(14,751,242)

Balance - September 30, 2016	376,918,570	37,691	5,000,000	500	27,259,197	(25,450,984)	(11,155,060)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAVO MULTINATIONAL INCORPORATED

Niagara On The Lake, Ontario, Canada

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

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

BRAVO MULTINATIONAL INCORPORATED

Niagara On The Lake, Ontario, Canada

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business - continued

 On May 4th, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation. On May 6th, 2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 million common restricted shares of the registrant and an open loan held by the seller in the amount of $337,500 at an annual rate of 3.5%. The company intends to re-sell this equipment individually and has contracted GameTouch LLC to oversee this retail program.

NOTE 2 – Basis of Presentation

The condensed consolidated financial statements of Bravo Multinational Incorporated (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-K and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary; Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

NOTE 3 – Summary of Significant Accounting Policies

                All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

NOTE 4 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

BRAVO MULTINATIONAL INCORPORATED

Niagara On The Lake, Ontario, Canada

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at September 30, 2016.

The Company has begun to generate income from its operation in Nicaragua and anticipates that this income may sufficiently support the ongoing operating expenses of the Company going forward.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 6 –  Related Party Transactions

     None except as disclosed with Directors loans payable.

NOTE 7 –  Notes Payable

Notes Payable consists of $46,878 of unsecured notes and $25,278 due to directors and corporate advisors for unreimbursed expense at September 31, 2016. The notes to directors and officers are unsecured, non-interest bearing and are repayable only when the company has cash flow or available stock.

NOTE 8- Subsequent Events

Promissory Notes

Mr. Parliament is our chairman of the board of the directors, chief executive officer, president and a director. On October 3, 2016 Mr. Parliament returned 34,725,323 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $1,128,573.00.

Mr. Wolfe is our former Chief financial officer, principal accounting officer, and treasurer, who resigned due to personal reasons. On October 3, 2016 Mr. Wolfe returned 6,422,547 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $208,732.78.

Mr. Brooks is our vice president and a director. On October 3, 2016 Mr. Brooks returned 13,591,363 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $441,719.29.

Mr. Kaiser is our Interim CFO, secretary and corporate governance officer, and director. On October 3, 2016 Mr. Kaiser returned 3,050,329 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $99,135.69.

Mr. Kosta has a Consulting Agreement with Bravo Multinational Incorporated. On October 3 and 11, 2016 Mr Kosta returned 1,122,997 and 5,333,334 common shares to Bravo treasury for cancellation in exchange for convertible promissory notes with a face value of $36,497.40 and $160,000.

Recapitalization

The Board of Directors and the Shareholders have approved a recapitalization (reverse stock split) and the authorization of additional shares (the “Action”). As of the close of business on January 16, 2017, the record date for shares entitled to notice of and to sign written consents in connection with the recapitalization, there were 257,560,828 shares of our common stock and 5,000,000 shares of our preferred stock outstanding.  The Actions are expected to take place 20 days from the mailing of the Information Statement.

1.) Each three hundred shares of common stock outstanding will be converted into one share of common stock of the Company.

The Plan of Recapitalization provides for the mandatory exchange of shares from the current common stock to new common stock representing one-three hundredth (1/300th) of the previous number of shares held.

2.) The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Paul Parliament	Director
Douglas Brooks	Director
Richard Kaiser	Director

3.) The Articles of Incorporation will be amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $.0001 per share. The preferred shares are blank check preferred and they may be issued with the preferences determined by the board of directors.

4.)Kappin Certified Public Accountants, will be approved to act as our outside auditors for our fiscal year ending December 31, 2016 and December 31, 2017.

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

Former Business

Over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in the business of leasing mining claims.  On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from Bisell Investments Inc. and New Vision Financial Ltd., two of our then major stockholders, for a total of 90,000,000 shares of our common stock.  We acquired a 29.167% interest in these claims, respectively.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management (the “BLM”), each of which covered approximately 20 acres, or approximately 100 acres in total.  Subsequently, as a result we allowed our BLM claims to laps.

eFor a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the Commission.  However it should be noted that at no time was Bravo (Goldland Holdings) a mining operator.  As described above, Bravo owns and or maintains mining claims..  Since the mining operations of our lessee no longer have any relevance to our new business of the leasing of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of our mining properties.

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

           On May 6, 2016 the company closed an agreement to purchase 500 gaming machines from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation. The company then initiated a program to offer for retail sale individual gaming machines. The company has engaged GameTouch LLC to oversee the promotion and sale of this equipment.

During the current quarter, the majority of the company’s activities where used to defended a legal suit whereas the concentration as such minimized the effort on sales and marketing.

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

Win Rates.  Win rates for casinos gaming operations depend on a variety of factors, some beyond their control.  Consequently, the winnings of a casino’s gaming customers could exceed the casino’s winnings.  The gaming industry is characterized by an element of chance.  In addition to the element of chance, win rates are also affected by other factors, including the players’ skill and experience, the mix of games played the financial resources of the players, the spread of table limits, the volume of bets placed and the amount of time played.  Our potential casino customers’ gaming profits are expected to mainly derive from the difference between their casino winnings and the casino winnings of their gaming customers.  Since there is an inherent element of chance in the gaming industry, our potential casino customers will not have full control over their winnings or the winnings of their gaming customers.  If the winnings of their gaming customers exceed their winnings, they may record a loss from gaming operations, which could have a material adverse effect on their (and our) business, financial condition, results of operations and cash flows.

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

Going Concern

As of September 30, 2016 the registrant had an accumulated deficit of $25,450,984

 During the three months ended September 30, 2016, the registrant increased net cash of $4,096 from operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBE 30, 2015

Revenues

Revenues of -0- for the three months ended September 30, 2016 as compared to $-0- for the three months ended September 30, 2015.

Cost of Revenues

Cost of revenues was $ -0- for the three months ended September 30, 2016 as compared to $-0- for the three months ended September 30, 2015

Operating Expenses

Operating expenses increased approximately 45% to $601,640 for the three months ended September 30, 2016 compared to $330,955 for the three months ended September 30, 2015.  For the three months ended September 31, 2016, General and Administrative expenses increased approximately 50% to $55,717 from $28,011 for the three months ended September 30, 2015 because of increased in travel, rent and expense reimbursements.  Professional Fees increased 761% to $131,382 for the three months ended September 30, 2016 compared to $15,258 for the three months ended September 30, 2015, increase associated with legal fees on management’s defense of a legal suit which was settled in favor of management.  Salary decreased 82% to $21,000 for the three months ended September 30, 2016 compared to $118,312 for three months ended September 30, 2015 because of staff size reductions and compensation paid- in -shares in lieu of cash.  Stock based compensation increased approximately 153% to $370,967 during the period in comparison to $146,600 for the three month ended September 30, 2015. These increases were based on shares issued for officers’ salaries and marketing fees.

Loss from Operations

The Company’s loss from operations increased to $618,206 during the three months ended September 30, 2016 as compared to $336,143 for the three months ended September 30, 2015. The primary reasons for the increase was an increase in professional fees, general and administrative fees and stock based compensation fees.

Net Loss

Net Loss per common share remained to $0.00 the three months ended September, 2016 and 2015, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Revenues from operations were $49,346 for the nine months ended September 30 2016 as compared to $-0- for the nine months ending September 30, 2015.

Cost of Revenues

Cost of revenues was $31,500 for the nine months ended September 30, 2016, as compared to $-0- for the nine months ended September 30, 2015.

Operating Expenses

Operating expenses increased to $1,749,340 for the nine months ended September 30, 2016, compared to $1,334,508 for the nine months ended September 30, 2015.  Professional fee expenses increased to $856,505 for the nine months ended September 30, 2016 in comparison to $575,801 for the nine months ending September 30, 2015. This increase was mainly the results of legal expenses related to a legal suit, which the Company defended and which resulted in a settlement between the parties.  Salaries decreased to $63,000 for the nine months ended September 30, 2016 compared to $128,812 for nine month ended September 30, 2015, decrease due to smaller executive personnel and the acceptance of stock base compensation in lieu of cash.

Loss from Operations

The Company’s loss increased to $1,749,777 during the nine months ended September 30, 2016 as compared to a loss of $1,342.813 for the nine months ended September 30, 2015. The primary reason for the increase was the increases in stock based compensation, professional fees and general / administrative expenses as it relates to rents and travel expenses.

Net Loss

Net loss per common share remained to ($0.01) for the nine months ended September 30, 2016 and 2015, respectively. The weighted average number of shares outstanding was 314,766,630 for the nine month period ended September 30, 2016 compared with 206,610,342 for the nine month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $137,430 for the nine months ended September 30 2016 compared to $27,453 for the nine months ended September 30, 2015. This increase cash used was mainly attributable to increases in non-cash adjustments and changes within the assets and liabilities.

Net cash provided by financing activities was $142,233 for the nine months ended September 30, 2016 compared to $12,344 for the nine months ended September 30, 2015. The increase was primarily due to cash infusions from director loans.

Our obligations are being met on a month-to-month basis as cash becomes available and believe present flow of cash will not be sufficient to meet current and future obligations.

We have incurred losses since our inception and continue to require additional capital to fund operations and development. As such, our ability to pay our already incurred obligations is mostly dependent on the Company being able to have substantially increased revenues and raising substantial additional capital through the sale of its equity or debt securities. There can be no assurance that the Company will be successful in accomplishing any of the foregoing.

The costs to operate our current business are approximately $65,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $100,000 per month. Accordingly, in the absence of revenues, we will need to secure $65,000 in equity or debt capital and/or directors’ loans each month to cover overhead expenses. In order to remain in business for one year without any revenues we would need to secure $800,000, approximately.

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

Adequacy of Working Capital

We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means. Our re-sale program of equipment in Nicaragua has begun and should generate income sufficient capital. We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from our operations, or borrowings. If we are not able to raise additional capital as described above, we would not be able to continue and our business may fail. As of the date of this report, we do not have any commitments for financing.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and for evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d -15(e)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2016, due to the fact that there is no effective separation of duties, which include monitoring controls between management.  The controls were also evaluated for December 31, 2015 and there have not been any changes since then. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting and other factors that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

          On April 25, 2016, In the Court of Chancery of the State of Delaware, under C.A. No. 12255-VCG, styled Allan Breitkreuz and John Prosser II, Plaintiff v. Paul Parliament, Martin Wolfe, Douglas Brooks, and Bravo Multinational Corporation (sic), Defendants, an action was commenced by the plaintiffs against the defendants alleging that the defendants purported to take over the registrant.  The plaintiffs alleged that the defendants, in calling for a special meeting of the stockholders of the registrant, first violated Delaware law in purporting to remove the plaintiffs, both of whom had committed highly questionable acts detrimental to the registrant, and three other members of the registrant's board of directors, each of whom had caused serious harm to the registrant, and then, allegedly, the defendants purported to elect themselves as directors and officers of the registrant, even though Messrs. Parliament and Wolfe were already directors and officers of the registrant.  The allegations of the plaintiffs are wholly without merit, and are contrary to the registrant's certificate of incorporation and bylaws, as amended, as well as the Delaware General Corporation Law.  On June 24, 2016 the plaintiffs agreed to a Joint Stipulation of Dismissal, thereby the case was dismissed without prejudice and the court lifted the status quo order. The registrant is not engaged in any other material litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       On the dates specified below, we have issued shares of our common stock and preferred stock to various parties:

- On March 11, 2016 we issued 649,351 shares of our common stock to KBM Worldwide Inc. per a loan agreement dated January 4, 2015 permitting a conversion of the loan to common shares. The shares were valued at $15,000.

- On March 30, 2016 we issued 1,972,316 shares of our common stock to Julios Kosta as per a consulting agreement dated October 1, 2015 for the period October 1, 2015 to February 29, 2016 The shares were valued at $62,500.

- On March 30, 2016 we issued 1,577,852 shares of our common stock to Jack Frydman as per a consulting agreement dated October 1, 2015 for the period October 1, 2015 to February 29, 2016. The shares were valued at $50,000.

- On April 28th and June 30, 2016 we issued 1,882,052 and 629,409 shares of our common stock to Douglas Brooks as per his employment agreement for the pay period of the preceding 6 months and the preceding 2 months, with a value of $60,000 and $20,000.

- On April 28th and June 30, 2016 we issued 566,667 and 629,409 shares of our common stock to Jack Frydman as per his employment contract for the pay period of the preceding 2 months and the preceding 2 months, with a value of $20,000 and $20,000.

- On April 28th and June 30, 2016 we issued 708,333 and 786,762 shares of our common stock to Julios Kosta as per his employment contract for the pay periods of the preceding 2 months and the preceding 2 months, with a value of $25,000 and $25,000.

- On April 28th and June 30, 2016 we issued 729,334 and 409,116 shares of our common stock to Martin Wolfe as per his employment contract for the pay period of the preceding 6 months and the preceding 2 months, with a value of $30,666 and $13,000.

-On April 28th and June 30, 2016 we issued 729,334 and 409,116 shares of our common stock to Rich Kaiser as per his employment contract for the pay periods of the preceding 6 months and the preceding 2 months, with a value of $30,666 and $13,000.

- On April 28th and June 30, 2016 we issued 2,352,565 and 786,762 shares of our common stock to Paul Parliament as per his employment contract for the pay periods of the preceding 6 months and the preceding 2 months, with a value of $75,000 and $25,000.

- On May 5th, 2016 we issued 2,798,678 shares of our common stock to Julios Kosta in connection with the closing of an asset purchase contract, with a value of $75,564. *

- On May 5th, 2016 we issued 50,000,000 shares of our common stock to Bravo Gaming Corporation, a wholly owned subsidiary of Bravo Multinational Incorporated, with a value of  $1,250,000.

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

- On May 5th, 2016 we issued 2,861,885 shares of our common stock to Claudia Cifuentas Robles in connection with the closing of an asset purchase contract, with a value of $372,045.

- On June 30th, 2016 we issued 594,533 shares of our common stock to Allen Simon as per his advisory agreement contract for the pay period of the preceding 8 months, with a value of $19,250.

- On July 5th and September 3rd, 2016 we issued 1,500,000 and 2,276,470 shares of our common stock to Jack Frydman as per his employment contract for the pay compensation, with a value of $39,000 and $45,500.**

- On July 12th and September 3rd, 2016 we issued 1,122,977 and 1,470,588 shares of our common stock to Julios Kosta for reimbursement of personally paid company expense and as per his employment contract for pay compensation, with a value of $23,583 and $25,000.

- On July 20th and September 3rd, 2016 we issued 7,429,606 and 1,176,470 shares of our common stock to Douglas Brooks for Promissory Note conversion and as per his employment contract for pay compensation, with a value of $112,275 and $20,000.

- On July 20th and September 3rd, 2016 we issued 12,665,519 and 1,470,588 shares of our common stock to Paul Parliament for Promissory Note conversion and as per his employment contract for pay compensation, with a value of $191,614 and $25,000.

- On July 5th, 2016 we issued 2,000,000 shares of our common stock to Norman Reynolds for legal services rendered as invoiced, with a value of $52,000.

- On August 1st, 2016 we issued 1,000,000 shares of our common stock to RedChip Companies Inc., for Pubic Relations services as per a contract, with a value of $17,000.

- On September 3rd, 2016 we issued 764,706 shares of our common stock to Rich Kaiser as per his employment contract for pay compensation, with a value of $13,000.

- On September 3rd, 2016 we issued 764,706 shares of our common stock to Martin Wolfe as per his employment contract for pay compensation, with a value of $13,000.**

- On September 3rd, 2016 we issued 294,118 shares of our common stock to Allen Simon as per his advisory contract for pay compensation, with a value of $5,000.

- On September 19th, 2016 we returned to treasury for cancellation 3,000,000 shares of our common stock issued to FMW Media Works Corp., with original issuance value of  $168,000.

*These issuances where in relationship to the asset purchase agreement on May 4, 2016, whereas the owner of such shares, Mr. Julios Kosta, directed Bravo's management to issue shares to these persons from his share position on his behalf.

** Subsequently, contracts cancelled (refer to Part II, Item 5).

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

Results of Annual General Meeting Held September 29, 2016

On September 29, 2016, at the registrants Annual General meeting Paul Parliament and Douglas Brooks were reelected as directors of the registrant, and Richard Kaiser was elected as the third member of the Board of Directors of the registrant.

The Registrant’s new director, Richard Kaiser, has been the registrant’s corporate secretary and corporate governance officer since March 24, 2015, and has served as Co-owner of Yes International since July 1991, a full service investor relations and venture capital firm. He has a Bachelor of Arts degree in International Economics from Oakland University.

Martin Wolfe did not seek reelection as a director and will remain as the registrants Chief Financial Officer.

The current officers of the Company as of September 29, 2016 will continue to serve until their successors in office have been duly elected and have been qualified, or until their terms of office have otherwise been terminated, as provided by the bylaws of the registrant:

Office	Name
Chairman of the Board, Chief Executive Officer, and President	Paul Parliament

Vice President	Douglas Brooks

Chief Financial Officer, Principal Accounting Officer, and Treasurer	Martin Wolfe

Secretary and Chief Governance Office	Richard Kaiser

The Registrant held its Annual Meeting of Stockholders on September 29, 2016 (the “Annual Meeting”).

At the Annual Meeting, the registrant’s stockholders:

(i) elected the persons listed above to serve as directors for a term of one year expiring at the 2017 Annual Meeting of Stockholders and until their successors are duly elected and qualified;

(ii) ratified the amendment and restatement of our bylaws adopted by our directors and stockholders on September 25, 2015;

(iii) ratified the amendment and restatement of our certificate of incorporation adopted by our directors and stockholders on September 25, 2015, and filed with the Secretary of State of Delaware on September 25, 2015, and as submitted to our directors on July 20, 2016, for ratification by our stockholders;

(iv) ratified the Bravo Multinational Incorporated Employees, Officers, Directors, and Consultants Stock Plan for the Year 2016, adopted by our directors on March 18, 2016, and amended on March 21, 2016 and;

(v)  ratified the appointment of Independent Registered Public Accounting Firm Scrudato & Co. CPA, as the Company’s independent registered public accounting firm for the current fiscal year

Voting was based on 1 vote for each share of Common Stock, no Preferred ‘A’ shares with voting rights were tallied at this Annual General Meeting. 376,300,924 Common Shares outstanding where qualified to vote as of the record date August 1, 2016, which 214,699,401 Common Shares voted or 57.05%. 96% of these voted shares ratified in favor of all five proxy proposals.

DEF 14 C FILED FEBRUARY 13, 2017

On February 13, 2017 The Company filed with the US SEC a DEF 14C- “INFORMATION STATEMENT to its shareholders of record as of January 16, 2016.  The Company pending regulatory approval will move forward with the following:

1.)Each three hundred shares of common stock outstanding will be converted into one share of common stock of the Company.

The Plan of Recapitalization provides for the mandatory exchange of shares from the current common stock to new common stock representing one-three hundredth (1/300th) of the previous number of shares held.

2.) The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Paul Parliament	Director
Douglas Brooks	Director
Richard Kaiser	Director

3.) The Articles of Incorporation will be amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $.0001 per share. The preferred shares are blank check preferred and they may be issued with the preferences determined by the board of directors.

4.) Kappin Certified Public Accountants, was approved to act as our outside auditors for our fiscal year ending December 31, 2016 and December 31, 2017.

Contract Cancellations, Contract Changes, and Officer Changes

Jack Frydman’s consulting agreement was cancelled January 6, 2017, and no further compensation was given to him since September 1, 2016 and Mr. Frydman agreed to the cancellation of his contract.

Mr. Martin Wolfe resigned as the Company's CFO and Treasurer, effective February 28, 2017.

Mr. Richard Kaiser was appointed as Interim CFO, whereas Mr. Kaiser’s positions with Company are Secretary, Interim CFO and Director.

On January 6, 2017 the Company’s Investor Relation Firm RedChip, Inc. agreed to reduce it contract compensation amount from $5,000 to $2,500 per month for February, March and April, 2017.

The Company's head office rent has been extended to December 31, 2017 with a rent reduction from $1884 per month to $942 per month for the months of February to November, 2017

Promissory Notes

Mr. Parliament is our chairman of the board of the directors, chief executive officer, president and a director. On October 3, 2016 Mr. Parliament returned 34,725,323 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $1,128,573.00.

Mr. Wolfe is our former Chief financial officer, principal accounting officer, and treasurer, who resigned due to personal reasons. On October 3, 2016 Mr. Wolfe returned 6,422,547 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $208,732.78.

Mr. Brooks is our vice president and a director. On October 3, 2016 Mr. Brooks returned 13,591,363 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $441,719.29.

Mr. Kaiser is our Interim CFO, secretary and corporate governance officer, and director. On October 3, 2016 Mr. Kaiser returned 3,050,329 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $99,135.69.

Mr. Kosta has a Consulting Agreement with Bravo Multinational Incorporated. On October 3 and 11, 2016 Mr Kosta returned 1,122,997 and 5,333,334 common shares to Bravo treasury for cancellation in exchange for convertible promissory notes with a face value of $36,497.40 and $160,000.

Pending Machine Sales Contract

The Company signed gaming machine contracts during the quarter ended September 30, 2016 but had yet to close those transactions until subsequent months after the closing of this quarterly report. All closed sales will show as revenues in those months in which the contract transactions were finalized.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Chief Executive Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Chief Financial Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 .
32.2*	Certification of Chief Financial Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL Exhibts

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL CORPORATION

Date: March 10, 2017

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer and Chairman

By /s/Richard Kaiser

Richard Kaiser, Interim Chief Financial Officer, Secretary, and Director