Form 10-K
period 2016-12-31
Bravo Multinational Inc.
filed 2017-06-23
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549.

____________________________________________________

FORM 10-K

 (Mark One)

 [X]   Annual Report Pursuant to Section 13 Or 15(D) of The Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016.

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
Registrant's telephone number, including area code: (716) 803-0621

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information  incorporated by reference in Part III of  the Form 10-K or any amendment to this Form 10-K.  [  ]

i

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on June 22, 2017 (based on the closing sale price of $2.15 per share of the Registrant's common stock, as reported on the OTCPK operated by The OTC Markets Group, Inc. on that date) was approximately $1,610,006 (748,840 shares held).  The stock price of $2.15 at June 22, 2017 takes into account a one for 300 reverse stock split completed on April 3, 2017. Common stock held by each officer and director and by each person known to the Registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of theRegistrant's classes of common stock, as of the latest practicable date.  At June 22, 2017 the Registrant had outstanding 1,416,151 shares of common stock, par value $0.0001 per share.

ii

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEM

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, as well as those discussed in the section “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004, our name was changed to Consolidated General Corp., and under that name the company attempted to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the San Diego Soccers soccer team.  On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, what is the purchase and leasing of gaming equipment.  The change of name was the to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrant's name the trading symbol for the shares of the  Registrant's common stock has been changed to “BRVO,” and Registrant's CUSIP identifier has been changed to 10568F109.

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

Former Business

Over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in various businesses, including the leasing of mining claims.  On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from Bisell Investments Inc. and New Vision Financial Ltd., two of our then major stockholders, for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.167% interest in 76.63 acres, respectively.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management (the “BLM”), each of which covered approximately 20 acres, or approximately 100 acres in total.

We currently own 76.63 acres within seven patented claims with a 29.167% ownership interest.   We allowed all of our BLM unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future.

For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.  However it should be noted that were not at any time a mining operator.  As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our new business of the leasing and selling of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties.

Current Business

We are currently engaged in the business of leasing and selling gaming equipment.  On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post reverse-split on March 6, 2014).  The closing occurred on March 6, 2014.  The gaming equipment includes approximately 67 video poker and slot machines; eight blackjack and miscellaneous game tables, and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment, and miscellaneous office equipment, like chairs and tables.

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

Item 1.A Risk Factors

Risk Factors Related to Our Gaming Equipment Operations.  We are affected by the risks faced by foreign casino owners who we expect will be our future customers.  Our prospective gaming machine customers are engaged in economically sensitive and competitive businesses.  As a result, we will be indirectly affected by all the risks facing foreign casino owners, which are beyond our control.  Our results of operations will depend, in part, on the financial strength of our customers and our customers' ability to compete effectively in the marketplace and manage their risks.  Many of these risks are discussed below.

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

Regulations Affecting Casinos.  Casinos are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may have an adverse affect on their business, financial condition, results of operations or cash flows.  Casinos are required to obtain and maintain licenses from the jurisdictions in which they operate, and are subject to extensive background investigations and suitability standards.  In some cases, a casino license may be subject to revocation at any time by government officials.  There can be no assurance that our prospective casino customers will be able to obtain new licenses or renew any of their existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked.  The loss, denial or non-renewal of any of their licenses could have a material adverse effect on their and our business, financial condition, results of operations or cash flows.

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

Travel Concerns.  Casinos are sensitive to the willingness of customers to travel.  Only a small amount of our potential casino customers' business will be generated by local residents.  Most of their customers travel to reach their properties.  Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to our potential customers' properties.  Regional conflicts could have a similar effect on domestic and international travel.  We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have on our potential casino customers' financial condition, results of operations or cash flows.

Win Rates.  Win rates for casinos gaming operations depend on a variety of factors, some beyond their control.  Consequently, the winnings of a casino's gaming customers could exceed the casino's winnings.  The gaming industry is characterized by an element of chance.  In addition to the element of chance, win rates are also affected by other factors, including the players' skill and experience, the mix of games played, the financial resources of the players, the spread of table limits, the volume of bets placed and the amount of time played.  Our potential casino customers' gaming profits are expected to mainly derive from the difference between their casino winnings and the casino winnings of their gaming customers.  Since there is an inherent element of chance in the gaming industry, our potential casino customers will not have full control over their winnings or the winnings of their gaming customers.  If the winnings of their gaming customers exceed their winnings, they may record a loss from gaming operations, which could have a material adverse effect on their (and our) business, financial condition, results of operations and cash flows.

Fraud and Cheating Issues.  Casinos face the risk of fraud and cheating.  Our potential casino customers' will most likely face attempts by some of their customers to commit fraud or cheat in order to increase winnings.  Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with a casino's employees.  Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff.  Failure to discover such acts or schemes in a timely manner could result in losses to our potential casino customers gaming operations.  In addition, negative publicity related to such schemes could have an adverse effect on our potential casino customers' reputations, likely causing a material adverse effect on their (and our) business, financial condition, results of operations and cash flows.

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

Currency Risks.  Our potential casino customers will be subject to currency risks.  Our gaming equipment lease provides for lease payments in U.S. dollars, while our lessees will conduct business in the currency of the country where the lessee is located.  Accordingly, our lessees' ability to make lease payments will be subject to our lessees' ability to convert the foreign currency into U.S. dollars.  As a result, our lessee's ability to make lease payments will be subject to fluctuations in the exchange rate of the applicable foreign currency against the U.S. dollar, as well as local laws and regulations which may limit or impair a foreign person or entity's ability to convert the subject foreign currency to U.S. dollars.

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

Conflict of Interest.  Paul Parliament, our chairman, president, chief executive officer, and director, has an indirect conflict of interest inasmuch as he has a private business relationship with GameTouch, LLC., a company controlled by one of our consultants and current major stockholder, Julios Kosta, from whom Mr. Parliament purchased gaming equipment.

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

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel. As of the date of this report, we have  three employees, Paul Parliament, our chairman, president, chief executive officer, and director, Richard Kaiser, our  interim chief financial officer, secretary, corporate governance officer and director, and  Douglas Brooks, our vice-president and director, all of whom will play a major role in securing the services of those persons who can develop our business strategy upon receipt of sufficient funds to pay for such services either from success through receipt of funds from earnings, borrowing or sales of our securities.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We have employment agreements with each of Messrs. Parliament,  Brooks, and Kaiser, and consulting agreement with Julio Kostas.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations - Consulting Agreements.”

Adequacy of Working Capital

We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from operations, or borrowings.  See Item 7.  “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.” If we are not able to raise additional capital as described above, or if we are unable to raise additional capital on terms that are reasonable, we would not be able to continue and our business would fail.  As of the date of this report, we do not have any commitments for financing.

Employees

As noted above, we currently have three employees. We anticipate that we will hire any additional employees over the next 12 months.  As our operations expand, we will need to employ additional personnel.  We do not feel that we would have any difficulty in locating needed help.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development and who have experience in the sale and  leasing of gaming equipment in Central and South America, such as Julio Kosta, one of our major stockholders.  We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Mr. Martin Wolfe, didn't seek election as director at the annual shareholder meeting, held September 28, 2016, and subsequently, resigned as the Company's chief financial officer on February 28, 2017 (See Form 8-K).

Transfer Agent

Our transfer agent is Transfer Online Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, telephone (716) 803-0621. The information to be contained in our Internet website, www.bravomultinational.com, shall not constitute part of this report.

Risks Relating to Our Business

Inasmuch as mining operations by our lessee have been terminated on our mining leases, the following discussion of Risk Factors relates only to our gaming equipment leasing business going forward.  However, Bravo Multinational, Inc. owns 76.63 acres within seven patented mining claims with a 29.167% ownership interest in each claim.  We will maintain this ownership status for the foreseeable future.  All “BLM” claims were dropped, and allowed to expire.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “company” or “Goldland Holdings” are to the business of Bravo Multinational Incorporated and our wholly-owned subsidiary Bravo Gaming Corporation.

We are a holding company of several affiliated companies, with limited operating businesses.

Bravo Multinational, Inc. has no recent extensive operating history upon which you can evaluate our gaming equipment business and prospects.  You must consider the risks and uncertainties frequently encountered by companies whose businesses deal with gaming equipment leasing and sales.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

Our auditors have stated we may not be able to stay in business.

Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.   In the future, we may raise additional capital though equity or debt offerings, although there is no assurance that this will occur. See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our future revenues are unpredictable and our quarterly operating results may fluctuate significantly.

Although the Company was incorporated under another name in 1989, we have had only a limited operating history.  We cannot forecast with any degree of certainty whether our proposed gaming equipment sales and leasing business will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our quarterly operating results.

We estimate that we will need at least $750,000 to fund our operations over the next 12 months, in addition to repaying or refinancing promissory notes, which are due within 12 to 24 months.  The outstanding liabilities are $2,910,090 which includes amounts due to directors, and there is no assurance that the Company will be able to raise such funds or to raise such funds on terms that would be acceptable.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

Our shares of common stock are publicly traded on the “OTCPK” operated by OTC Markets Group, Inc. discussed below. The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers' liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry directors and officers' liability insurance.  Directors and officers' liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to provide directors and officers' liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

We have three executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Paul Parliament, our chairman, president, chief executive officer, and director, Richard Kaiser, our  interim chief financial officer, secretary, corporate governance officer and director, and  Douglas Brooks, our vice president and director.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers.  The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Parliament estimates that he spends about 80% of his working time on activities related to the activities of Bravo Multinational Incorporated . Mr. Kaiser estimates that he spends about 70% of his working time on activities of Bravo Multinational Incorporated .  Mr. Brooks estimates he spends about 50% of his work time on activities of Bravo Multinational Incorporated. The fact that Messrs. Parliament, Brooks, and Kaiser have outside business interests could lessen their focus on our business.

We have substantial commitments that may require that we raise capital.

As of December 31, 2016, we had current assets of $ 204,089 and current liabilities of  $2,910,090.  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available or that will be paid in the form of shares of our common stock. Our officers also have agreed to receive a portion their salaries in the form of shares of our common stock.  If our officers do not agree to receive our stock in payment of their salaries, and we are unable to make payments in cash, we will have to raise capital in order to pay our liabilities, which we expect would be dilutive to existing stockholders.

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

Our mineral properties consist of private mineral rights Bravo Multinational, Inc. owns 76.63 acres within seven patented mining claims with a 29.167% ownership interest in each claim.

There may be challenges to title to the mineral properties in which we hold a material interest.  If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert our management's time from our other operations.

The mining lease with Silver Falcon Mining, Inc., subsequently has been cancelled, and efforts to pursue monies owed from the lessee , Silver Falcon Mining, Inc., are not possible, Silver Falcon Mining, Inc. appears to be insolvent.

Risks Relating to Our Stock

Voting control of our shares is possessed by our management team.  Additionally, this concentration of ownership could discourage or prevent a potential takeover of  Bravo Multinational, Inc. that might otherwise result in a stockholder receiving a premium over the market price for his shares.

Paul Parliament, our chairman, president, chief executive officer, and director, director, Douglas Brooks, our vice president and director, and Richard Kaiser, our interim chief financial officer, secretary and corporate governance officer, the management team of Bravo Multinational , and its subsidiaries, own approximately 6.1% of the outstanding shares of our common stock.  In addition, Messrs. Parliament, Kaiser, and Brooks, own collectively 2,750,000 shares of our Series A Preferred Stock.  Each share of the Series A Preferred Stock has voting rights equal to 100 shares of our common stock.  As a result, our management team has the power to vote 275,085,962 shares of our common stock, which number exceeds our outstanding shares of our common stock. Therefore, Messrs. Parliament, Brooks, and Kaiser can control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control.  Additionally, this concentration of voting power could discourage or prevent a potential takeover of Bravo Multinational that might otherwise result in a stockholder receiving a premium over the market price for his shares.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Even though our shares are publicly traded, an investor's shares may not be “free-trading.”

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

Secondly, we are a speculative or “risky” investment due to our lack of current revenues.  As a consequence of this enhanced risk, more risk-adverse investors may, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

We need to secure adequate funding.  We hope to be able to fund our business through the revenues earned from operations.  To date we have been unable to earn sufficient revenues to fund or business and therefore, we will need to raise the necessary capital through equity or debt offerings, which may reduce the value of our outstanding securities.  We may be unable to secure additional financing on favorable terms or at all.

Selling additional shares of our common stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail our operations and our business would fail.

Our issuance of additional common stock in exchange for services or to repay debt would dilute a stockholder's proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  In fact, our current employment agreements with Messrs. Parliament, Brooks, and Kaiser, as well as consultants, call for the issuance of shares of our common stock to pay a portion, if not all, of the compensation to be due to them

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by Bravo Multinational and may discourage lawsuits against our directors, officers and employees.

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

Our directors, within the limitations and restrictions contained in our certificate of incorporation and without further action by our stockholders, have the authority to issue shares of common stock from time to time.  Should we issue additional shares of our common stock at a later time, each stockholder's ownership interest in our stock would be proportionally reduced.  No stockholder will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

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

• Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

Item 1B. Unresolved Staff Comments.

 None

Item 2. Properties.

We sub-lease 1,200 square feet of office space at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, from a Canadian company owned by Paul Parliament, our chairman and president, under a sub-lease that runs from April 10, 2015, to May 20, 2017, at a rate of $1,884 per month.  This sub-lease has been extended until December 31, 2017 and the monthly rental amount for the months of February 2017 through November 2017 has be reduced to $942.00.  We believe that this facility is adequate for our business needs of at least the next 6 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

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

Item 3. Legal Proceedings.

In August 2010, Richard Corrigan, acting as a debtor in possession in his personal bankruptcy case, filed an adversary proceeding against us to recover amounts allegedly due under a consulting agreement dated July 1, 2009.  The consulting agreement stated that Mr. Corrigan would provide certain consulting, mapping and assaying services on three lode claims owned by Goldland Holdings on War Eagle Mountain.  The consulting agreement further provided that Mr. Corrigan's compensation would be a bonus of 150,000 shares of our common stock, valued by mutual agreement at approximately $150,000, and monthly consulting payments of $5,000 per month.  The consulting agreement also provided that Mr. Corrigan was entitled to monthly transportation expenses of $250 per month.  We terminated Mr. Corrigan on December 8, 2009, for non-performance.  In 2011, Mr. Corrigan's filed a Chapter 7 proceeding seeking recovery of the alleged $150,000 bonus and the balance of the unpaid consulting fees and travel expense allowance of $60,900, for a total of $210,900, plus interest and attorney fees.

On June 19, 2013, we learned that the court entered a default judgment against us in the above noted matter in the amount of $284,449.  We retained new counsel who filed a motion to vacate the default judgment.  On September 19, 2013, the court set aside the default judgment.  On September 15, 2014, the court ordered the payment of 150,000 shares of our common shares to Mr. Corrigan to conclude the matter.  We issued the shares on January 13, 2015.

An action was commenced against us and our officers on April 25, 2016, In the Court of Chancery of the State of Delaware, under C.A. No. 12255-VCG. The case was  styled Allan Breitkreuz and John Prosser II, Plaintiff v. Paul Parliament, Martin Wolfe, Douglas Brooks, and Bravo Multinational Corporation (sic), Defendants . The lawsuit alleged that the defendants purported to take over the Company.  The plaintiffs also alleged that the defendants, in calling for a special meeting of the stockholders of the Company, first violated Delaware law in purporting to remove the plaintiffs, both of whom had committed highly questionable acts detrimental to the Company, and three other members of the  Company's board of directors, each of whom had caused serious harm to the Company, and then, allegedly, the defendants purported to elect themselves as directors and officers of the Company, even though Messrs. Parliament and Wolfe were already directors and officers of the Company.  The defendants contend that the allegations of the plaintiffs were without merit, and were contrary to the Company's certificate of incorporation and bylaws, as amended, as well as the Delaware General Corporation Law.  On June 24, 2016 the parties agreed to a Joint Stipulation of Dismissal, and the case was dismissed without prejudice.  The court also lifted the pending status quo order.

          Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

Item 4.  Mine Safety Disclosure (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was traded on the OTCBB from November 23, 2009, until December 16, 2013, under the symbol “GHDC.”  Beginning on December 16, 2013, our common stock was traded on the OTCQB. On April 7, 2016, our trading symbol was changed from "GHDC" to “BRVO.” Since our common stock has been traded on the OTCPK under the trading symbol "BRVO."

The following table sets forth, the high and low bid prices for our common stock on the OTCBB, the OTCQB, and the OTCPK as reported by various market makers.  The quotations do reflect the one for 10 reverse split of our common stock that was effective March 6, 2014, but it does not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High*	Low*

Fiscal 2014 Quarter Ended:
March 31, 2014 (1)	$0.15	$0.14
June 30, 2014 (1)	$0.07	$0.05
September 30, 2014 (1)	$0.01	$0.009
December 31, 2014 (1)	$0.015	$0.01

Fiscal 2015 Quarter Ended:
March 31, 2015	$0.04	$0.03
June 30, 2015	$0.10	$0.09
September 30, 2015	$0.03	$0.02
December 31, 2015	$0.05	$0.04

Fiscal 2016 Quarter Ended:
March 31, 2016	$0.068	$0.04
June 30, 2016 September 30, 2016 December 31, 2016	$0.0799 $0.032 $0.0325	$0.0169 $0.0106 $0.0033

(1) This price takes into account the one for 10 reverse split which occurred on March 6, 2014.

* Subsequently, recapitalization 1:300 reverse stock spilt Aprl 3, 2017

As of June 19, 2017 we had 1,416,151 shares of our common stock outstanding.  The current shares outstanding account for the adjustment on April 3, 2017, when the Company had a 1:300 reverse stock split. Our shares of common stock are held by approximately 115 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,000,000 shares are issued and outstanding.  There is no trading market for the shares of our preferred stock.

Pursuant to a Certificate of Designation, Preferences and Rights for the Series ‘A' Preferred Stock, on March 24, 2015, our board of directors adopted a resolution designating the 5,000,000 shares of the preferred stock of Bravo Multinational, Inc., par value $0.0001 per share, as “Series A Preferred Stock,” which has the following designations, relative rights, and preferences, including:

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

• Conversion of Series A Preferred Stock.  Subject to the terms of the certificate of designation, at any time, the holder of shares of the Series A Preferred Stock shall have the right, at such holder's option, to convert any number of shares of the Series A Preferred Stock into shares of our common stock at the rate of 10 fully paid and non-assessable shares of our common stock for each share of the Series A Preferred Stock so converted.

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

• Limitation on Beneficial Ownership.  Unless otherwise provided in the certificate of designation, Bravo Multinational shall not effect and shall have no obligation to effect any conversion of shares of Series A Preferred Stock, and no holder shall have the right to convert any shares of Series A Preferred Stock, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such Person's affiliates) would have acquired, through conversion of shares of the Series A Preferred Stock or otherwise, beneficial ownership of a number of shares of the Common Stock that exceeds 4.99% (“Maximum Percentage”) of the number of shares of our common stock outstanding immediately after giving effect to such conversion.

   A copy of the Certificate of Designation, Preferences and Rights for the Series A Preferred Stock was filed with the SEC by the Company on a Form 8-K/A on April 1, 2015.  Please refer to the filing for a complete description of the relative rights of our Series A Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock and preferred stock to various parties:

- On May 5, 2016 we issued 9,329 shares of our common stock to Julios Kosta in connection with the closing of an asset purchase contract, with a value of $75,564. *

- On May 5, 2016 we issued 166,667 shares of our common stock to Bravo Gaming Corporation, a wholly owned subsidiary of Bravo Multinational Incorporated, with a value of  $1,250,000.

- On May 5, 2016 we issued 5,000 shares of our common stock to Alfonso Castiglione in connection with the closing of an asset purchase contract, with a value of $40,500*.

- On May 5, 2016 we issued 3,334 shares of our common stock to Lori Goldfinger in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 3,532 shares of our common stock to Silvia Ibarra  in connection with the closing of an asset purchase contract, with a value of  $28,601*.

- On May 5, 2016 we issued 3,334 shares of our common stock to Uri Igra in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 3,334 shares of our common stock to Micheal Kosta in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 3,334 shares of our common stock to Lisa Kosta in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 3,334 shares of our common stock to Daryl Nisivoccia in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 3,334 shares of our common stock to Olga Lopez Rojas in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 474 shares of our common stock to Andrew Vajda in connection with the closing of an asset purchase contract, with a value of $3,834.*

- On May 5, 2016 we issued 3,334 shares of our common stock to David Ziruinikoff  in connection with the closing of an asset purchase contract, with a value of $27,000*.

- On May 5, 2016 we issued 9,540 shares of our common stock to Claudia Cifuentas Robles in connection with the closing of an asset purchase contract, with a value of $372,045*

- On June 30, 2016 we issued 1.982 shares of our common stock to Allen Simon as per his advisory agreement contract for the pay period of the preceding 8 months, with a value of $19,250.*

- On July 12, 2016  3,744 of our common stock to Julios Kosta as per his employment contract for pay compensation, with a value of $23,583.*

- On July 20, 2016 we issued 24,766 of our common stock to Douglas Brooks for Promissory Note conversion with a value of $112,275.*

- On July 20, 2016 we issued 42,219 of our common stock to Paul Parliament for Promissory Note conversion with a value of $191,614.*

- On August 1, 2016 we issued 3,334 shares of our common stock to RedChip Companies Inc., for Pubic Relations services as per a contract, with a value of $17,000*

- On September 19, 2016 we returned to treasury for cancellation 10,000 shares of our common stock issued to FMW Media Works Corp., with original issuance value of  $84,000.*

*Adjustments to stock issuance accounts for the reverse split of 1:300 common shares effectuated April 3, 2017, all fractional share amounts after split round upwardly to next whole share.

The securities described above were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our securities.  Our securities were sold only to accredited investors, as defined in the Securities Act , with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Each certificate contained a restrictive legend as required by the Securities Act.  Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “GHDC” and “Goldland Holdings,” all refer to  the “Company”.

As mentioned above, over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in the business of owning and leasing mining claims.  See “Item 1.  Business - Former Business.”

For a complete discussion of our former leasing of mining claims, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

Going Concern

As of December 31, 2016, Bravo Multinational had an accumulated deficit of $26,173,277. The Company had no income in 2015 and it incurred a loss in 2015 and 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues will improve the Company's operating results.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015.

For the year ended December 31, 2016 there was $741,845 in sales and $477,000 in cost of goods sold, resulting in $264,845 in gross profit. There was no revenue in 2015. The revenue in 2016 was solely from income generated from the sale of gaming equipment. We reported losses from operations during the years ended December 31, 2016 of $1,882,338, and 2015 of $2,212,620 respectively, a decrease of $330,282. The decrease in operating loss in 2016 as compared to 2015 was largely attributable to gross profit of $264,845 compared to gross profit of $-0- in 2015. There was also a decrease of professional fees of $$99,999, a decrease of general and administrative expenses of $45,049, and a decrease in contract cancellation of $726,700. These decreases were offset primarily by an increase in stock compensation expense of $242,352, increase in commission costs of $95,950, and increase in corporate development of $221,667 and an increase of salary of $308,993. During the year ended December 31, 2016 the company also received $50,000 in breach of contract damages income in comparison to $-0- for the year ended December 31, 2015. Interest expense at December 31, 2016 increased $46,584 to $57,134 compared to $10,550 in 2015, impairment of fixed assets decreased by $287,598 to $-0- compared to $287,598 in 2015 and impairment of license right increased by $295,000 to $295,000 compared to $-0- in 2015. Net loss for the year ended December 31, 2016 was $2,184,472 compared to $2,510,768 for the year ended December 31, 2015.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the twelve months ended December 31, 2016, and 2015:

	December 31, 2016	December 31, 2015	$ Change
Net cash provided by (used in) Operating Activities	$402,252	$112,664	$514,916
Net cash used in Investing Activities	($708)	($-0-)	($708)
Net cash provided by (used in) Financing Activities	($404,107)	$111,623	($515,703)

Consulting Agreements

During the fiscal years ended December 31, 2015, and December 31, 2016, we executed consulting agreements with the following:

•Consulting Agreement dated as of October 1, 2014, between Yes International and Bravo Multinational Incorporated with respect to investor relations, consulting, press services and Edgar filing services. Yes International is owned and operated by our secretary and director, Mr. Richard Kaiser, and currently there is no consulting agreement and the press and Edgar services are provided by Yes at no cost to Bravo.  Yes does charge Bravo for press release wire services.

•Consulting Agreement dated as of October 1, 2015, between Vincent Caruso and Bravo Multinational Incorporated with respect to advice on marketing and business development on a non-exclusive basis. This contract has since been terminated for non-performance.

•Consulting Agreement dated as of October 1, 2015, between Stephen Simon and Bravo Multinational Incorporated with respect to advice on marketing and business development on a non-exclusive basis. This contract has since been terminated for non-performance.

•Consulting Agreement dated July 23, 2015, between Delaney Equity Group, LLC and Bravo Multinational Incorporated with respect to efforts to advise Bravo Multinational Incorporated and/or any of its projects, or otherwise arrange for Bravo Multinational Incorporated to receive capital on terms and conditions acceptable to Bravo Multinational Incorporated. This contract has since been terminated for non-performance.

•Consulting Agreement dated November 9, 2015, between FMW Media Works Corp. and Bravo Multinational Incorporated with respect to advice as will assist in maximizing the effectiveness of Bravo Multinational Incorporated's business model both relative to its business model and to its present and contemplated capital structure. This contract has since been terminated for non-performance.

•On October 1, 2015, we engaged Jack Frydman in a new consulting agreement to advise Bravo Multinational Incorporated on corporate development matters. On January 6, 2017 this contract was terminated by the board of directors for non-performance. A mutual release was signed by all parties and any compensation amounts due under the contract from September 1, 2016 onward were cancelled.

•On October 1, 2015, we executed a Mutual Release with Julios Kosta in connection with the termination of a Consulting Agreement dated October 1, 2013.  Pursuant to the Mutual Release we acknowledged that Mr. Kosta had received 53,334* shares of our restricted common stock as a final payment for all services under the Consulting Agreement dated October 1, 2013 (*ddjustments to stock issuance accounts for the reverse split of 1:300 common shares effectuated April 3, 2017, all fractional share amounts after split round upwardly to next whole share).

•On October 1, 2015, we engaged Julios Kosta in a new consulting agreement to advise Bravo Multinational Incorporated on international corporate development matters.

You may obtain copies of the above described Consulting Agreements by clicking on the Securities and Exchange Commission Filings link on the Investor Relations section of our website at www.bravomultinational.com, or by contacting Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (716) 803-0621, or email him at info@bravomultinational.com.

Copies of the above-described Consulting Agreements and Mutual Releases were previously filed with the SEC.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with FASB ASC 360, “Property, Plant and Equipment” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant.  We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

None

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On February 13, 2017 the Company filed with U.S. Securities and Exchange Commission an Information Statement- DEF 14 C, which was mailed to its shareholders of record as of January 16, 2017.  The information statement announced the following developments:

Reverse Stock Split

1.) The Articles of Incorporation of the Company were amended to provide that each three hundred shares of common stock outstanding will be converted into one share of common stock (reverse 300:1) of the Company.

Election of Directors

2.) The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Paul Parliament	Director
Douglas Brooks	Director

Richard Kaiser	Director

Authorization of Additional Shares

3.) The Company's Articles of Incorporation amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares have a par value of $.0001 per share. The preferred shares are blank check preferred and they may be issued with the preferences determined at the discretion of the board of directors.4.) Kappin Professional Corporation, Certified Public Accountants, Licensed Pulblic Accountants,was approved to act as our outside auditors for our fiscal year ending December 31, 2016 and December 31, 2017.  Kappin Professional Corporation has subsequently resigned from this position.

Contract Cancellations, Contract Changes, and Officer Changes

Jack Frydman's consulting agreement was cancelled January 6, 2017, and no further compensation has been given to him since September 1, 2016.  Mr. Frydman agreed to the cancellation of his contract.Mr. Martin Wolfe resigned as the Company's CFO and Treasurer, effective February 28, 2017.Mr. Richard Kaiser February 28, 2017 was appointed as Interim CFO, whereas Mr. Kaiser's positions with Company are Interim CFO, Secretary, Corporate Governance Officer and Director.On January 6, 2017 the Company's Investor Relation Firm RedChip, Inc. agreed to reduce it contract compensation amount from $5,000 to $2,500 per month for February, March and April, 2017.

The Company's head office rent has been extended to December 31, 2017 with a rent reduction from $1884 per month to $942 per month for the months of February 2017 through November 2017.

Recapitalization and Auditor Changes

On April 3, 2017, FINRA-approved the Company's 1:300 reverse stock split.

On April 16, 2017, BF Borges CPA PC became the Company's new auditing firm, located in Colorado. (see Form 8-K0

On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent public accountants.

Promissory Note

On June 2, 2017 the Company issued a "PROMISSORY NOTE" on the principal sum of twenty two thousand dollars US ($22,400.00), at an at Eight percent interest (8%) rate per annum. Payments of interest shall be made on a quarterly basis from the date of this Note until maturity Twenty Four (24) months from the date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosures.

On November 9, 2015, the Company engaged Scrudato & Co. CPA (“Scrudato”) as the Company's independent public accountants to report on the Company's financial statements for the year ended December 31, 2014. The decision to appoint Scrudato was approved by the Company's board of directors.

On January 28, 2017, the Board of Directors of Bravo Multinational Incorporated (the "Company"), acting as the Company's Audit Committee, announced that it had appointed Kappin Professional Corporation, Certified Public Accountants ("KPC"), as Bravo Multinational's independent auditors for the 2016 fiscal year, replacing Scrudato & Co., P.A.

On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent public accountants.

This action effectively dismissed both Scrudato and Kappin both as the Company's independent auditors for the fiscal year ending December 31, 2016.  The report of Scrudato on the Company's consolidated financial statements for the year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.   During Scrudato's tenure with the Company there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Kappin didn't provide auditing services since the firm resigned prior to commencment of audit.

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2016.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that,  in reasonable detail,  accurately and fairly reflect the transactions and dispositions of our assets,

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures  are being made only in accordance with  the authorization of our management and directors, and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

• The Company has inadequate segregation of duties within its cash disbursement control design.

•During the year ended December 31, 2016, the Company internally performed all aspectsof its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

It should be noted  that any  system of  controls,  however  well  designed  and operated,  can provide only  reasonable,  and not absolute,  assurance  that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational as of the date of this report:

Name	Age	Position	Director Since
Paul Parliament	51	Chairman of the Board, Chief Executive Officer, President, and Director	2012
Douglas Brooks	49	Vice President and Director	2015
Richard Kaiser	52	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016

The following sets forth biographical information regarding the Company's directors:

Paul Parliament has been a member of our board since October 31, 2012.  For the last six years, Mr. Parliament has served as president of The Parliament Corporation and The Parliament Apartment Corporation, which are in real estate and development business.  Mr. Parliament has over 30 years experience as a successful real estate developer, and as president of “Marsadi Layne Properties, Inc.,” “The Parliament Corporation,” “P.D.P Developments, Inc.,” and “The Parliament Apartment Corporation.”  Mr. Parliament has knowledge of property acquisitions, corporate finance, planning, permitting, staffing, management, and strategic business planning.

Douglas Brooks has had a career in real estate.  From 1994 to 2000, he was secretary and director of Marsadi Layne Properties Inc., a large real estate property manager and developer in Southern Ontario.  From 1996 to 2015, Mr. Brooks has been president and chief executive officer of Rentcom Plus Inc., a privately owned real estate corporation.  Mr. Brooks has also been involved in corporate business , including property management, finance and real estate redevelopment.  He is a Member Broker and Broker of Record for the Real Estate Council of Ontario.

Richard Kaiser, is the Company's Director, Interim CFO, corporate secretary and corporate governance office. Mr. Kaiser has served as Co-owner of Yes International since July 1991, a full service investor relations and venture capital firm.  He received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College) in 1990.

On November 9, 2015, the Company added Allen Simon, as a Senior Advisor to the Executive Committee.  Mr. Simon has no voting privileges with respect to his position.

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

The responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is “independent” as defined under Rule 4200(a)(15) of the NASD's listing standards.  Our financial constraints have made it extremely difficult to attract and retain qualified independent board members.  Since we only have an Executive Committee, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

We hope to add qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Executive Committee

In accordance with Article III of our Bylaws, our board of directors has established an Executive Committee which consists of members who have been appointed by the board of directors.  The initial chairman of the Executive Committee is Paul Parliament.  Thereafter, the chairman of the Executive Committee shall be appointed by the members of the Executive Committee.  The remaining two members of the Executive Committee are Richard Kaiser, and Douglas Brooks.  The members of the Executive Committee shall serve at the pleasure of the board of directors or until their successors shall be duly designated.  Vacancies in the Executive Committee shall be filled by the board of directors.

During the intervals between the meetings of the board of directors, the Executive Committee shall have and may exercise all of the authority of the board of directors in the management of the business affairs of the Company to the extent authorized by the resolution providing for the Executive Committee or by subsequent resolution adopted by a majority of the board of directors.  This authorization is subject to the limitations imposed by law, the Bylaws of the Company or the board of directors.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.  At the present time, Paul Parliament, our chief executive officer and Rich Kaiser, our interim chief financial officer, are considered to be our experts in financial and accounting matters, in collaboration with our company accountant Carolyn Merrill, CPA, LLC.

Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee.  When evaluating director nominees, our directors consider the following factors:

•The appropriate size of our board of directors

•Our needs with respect to the particular talents and experience of our directors;

•The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

•Experience in political affairs;

•Experience with accounting rules and practices; and

•The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of  December 31, 2016, all of our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.  However, during 2016, our then current executive officers, directors and greater than 10 percent beneficial owners did not comply on a timely basis with all Section 16(a) filing requirements as follows:

• Richard Kaiser – Form 5

•Douglas Brooks – Form 5

• Martin Wolfe - Form 5

• Paul Parliament - Form 5

•Julios Kosta – Form 3

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Bravo Multinational Incorporated, Post Office Box 299, St. David's Postal Office, St. David's, Ontario, CANADA L0S 1P0, Attention: Vice President.

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

• The transaction be approved by a majority of our disinterested outside directors; and

• The transaction be fair and reasonable to the Company at the time it is authorized or approved by the Board of Directors.

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

•Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

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

We have posted a copy of our Code of Ethics on our website.  We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Bravo Multinational has three executive officers.  Beginning in March 2015, the compensation program for our executives consists of three key elements:

• A base salary;

• Additional compensation; and

• Periodic grants and/or options of our common stock.

Base Salary.  Our executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our board of directors.

Additional Compensation.  Each of our officers receives additional compensation as provided in the officer's employment agreement.  All payments to officers must be approved by our board of directors or compensation committee based on the individual officer's performance and company performance.

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

Bravo Multinational Summary Compensation Table

The following table sets forth compensation for our named executive officers for the two completed fiscal years ended December 31, 2015 and December 31, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

P. Parliament (1)	2016	-0-	-0-	300,000	-0-	-0-	-0-	-0-	300,000
	2015	-0-	-0-	132,812	-0-	-0-	-0-	-0-	132,812
M. Wolfe (2)	2016	42,000	-0-	73,000	-0-	-0-	-0-	-0-	115,000
	2015	31,500	-0-	57,402	-0-	-0-	-0-	-0-	88,542
D. Brooks (3)	2016	-0-	-0-	120000	-0-	-0-	-0-	-0-	120,000
	2015	-0-	-0-	32,500	-0-	-0-	-0-	-0-	32,500
R. Kaiser (4)	2016	42,000	-0-	68,000	-0-	-0-	-0-	-0-	110,000
	2015	31,500	-0-	33,645	-0-	-0-	-0-	-0-	65,145

__________

(1)Mr. Parliament is our chief executive officer, president, and chairman of the board.

        (2)Mr. Wolfe was  previously our chief financial officer, and was previously a director.

        (3)Mr. Brooks is our vice president and director.

        (4)Mr. Kaiser is our  interim chief financial officer, corporate secretary and governance officer, and director.

All 2016 current executive compensation has been calculated using standard comparable computations then adjusted to reflect the reasonable current economic condition of Bravo Multinational Incorporated; please note the extreme decrease in wages for the current management in comparison to the previous management.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of Decemebr 31, 2016, Bravo Multinational Incorporated has employment agreements with Paul Parliament, our chairman of the board of directors, chief executive officer, and president, Martin Wolfe, our former chief financial officer, principal accounting officer  Douglas Brooks, our Vice President, and Richard Kaiser, our interim chief financial officer Secretary and Corporate Governance Officer.

Paul Parliament Employment Agreement.  On March 24, 2015, Bravo Multinational Incorporated and Paul Parliament executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in S-8 shares of Bravo common stock on the first day of each month during the term of Mr. Parliament's employment, pro rated for any partial employment period.  Mr. Parliament is to devote full time hours per week of his time and attention to the performance of his duties at Bravo Multinational Incorporated.

In addition to the base compensation, Mr. Parliament shall be entitled to receive additional compensation of $108,000 per year, payable in equal monthly installments of $9,000 paid in S-8 shares of our common stock on the first day of each month during the term of Mr. Parliament's employment, pro rated for any partial employment period. The contract was revised on December 15, 2016 to provide for an additional one time payment of $150,000 in S-8 shares of our common stock in compensation payment for additional services rendered during the fiscal year 2016.

Douglas Brooks Employment Agreement.  On September 25, 2015, Bravo Multinational Incorporated and Douglas Brooks executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in the S-8 shares of Bravo common stock on the first day of each month during the term of Mr. Brooks' employment, pro rated for any partial employment period.  Mr. Brooks is to devote part of his time and attention to the performance of his duties for Bravo.

In addition to the base compensation, Mr. Brooks shall be entitled to receive additional compensation of $78,000 per year, payable in equal monthly installments of $6,500 paid in S-8 shares of our common stock on the 1st day of each month during the term of Mr. Brooks' employment, pro rated for any partial employment period.

Martin Wolfe Employment Agreement.  On March 24, 2015, Bravo Multinational Incorporated and Martin Wolfe executed an employment agreement, which provides for a term of one year, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in S-8 shares of Bravo common stock on the 1st day of each month during the term of Mr. Wolfe's employment, pro rated for any partial employment period.  Mr. Wolfe resigned all positions with the issuer as of February 28, 2017.

In addition to the base compensation, Mr. Wolfe shall be entitled to receive additional compensation of $58,000 per year, payable in equal monthly installments of $4,833.33, paid in S-8 shares of our common stock on the first day of each month during the term of Mr. Wolfe's employment, pro rated for any partial employment period. This contract was revised on March 31, 2016 to provide for an increase to $78,000 per year, payable in equal monthly installments of $6,500.00 paid in S-8 shares of our common stock on the first of each month for a term of one year. Mr. Wolfe resigned all positions with the issuer as of February 28, 2017.

Richard Kaiser Employment Agreement.  On March 24, 2015, Bravo Multinational Incorporated and Richard Kaiser executed an employment agreement, which provides for a term of two years, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in S-8 shares of Bravo common stock on the 1st day of each month during the term of Mr. Kaiser's employment, pro rated for any partial employment period.  Mr. Kaiser is to devote a portion of his time and attention to the performance of his duties of Bravo.

In addition to the base compensation, Mr. Kaiser shall be entitled to receive additional compensation of $38,000 per year, payable in equal monthly installments of $3,166.67 paid in S-8 shares of our common stock on the first day of each month during the term of Mr. Kaiser's employment, pro rated for any partial employment period.  The contract was revised on March 31, 2016, to provide for an increase to $78,000 per year, payable in equal monthly installments of $6,500 paid in S-8 shares of our common stock on the 1st of each month for a term of one year.

You may obtain copies of the employment agreements at www.sec.gov or by clicking on the Securities and Exchange Commission Filings link on the Investor Relations section of our website at www.bravomultinational.com, or by contacting Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (716) 803-0621, or email him at info@bravomultinational.com.

Bravo Multinational Director Compensation

At the meeting of the board of directors of Bravo held on September 25, 2015, the board of directors voted that any non-Bravo executive who is new director elected to the board of directors of Bravo shall receive $25,000 per year in shares of our common stock registered pursuant to a registration statement on Form S-8 filed with the SEC to be paid quarterly. In addition, any new director shall be required to make a direct investment of not less than $100,000 into Bravo in exchange for a convertible promissory note to be submitted to the board of directors for approval. This $100,000 investment was not required to be made by Mr. Kaiser, but he does not receive $25,000, since he was an executive of the company prior to his election to the board of directors on September 29, 2016.

Item12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of June 22, 2017 by:

• Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

• Each director;

• Each named executive officer; and

•All directors and officers as a group.

Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Paul Parliament (3)	81,349*	5.8	1,500,000	30
Martin Wolfe (4)	-0-	-0-	1,500,000	30
Douglas Brooks (5)	-0-	-0-	500,000	10
Richard Kaiser (6)	4,134*	0.3	750,000	15
All directors and officers as a group (four persons)	85,483*	6.1	4,250,000	85
Julios Kosta (7)	581,349*	41	500,000	10
Jack Frydman (8)	-0-	-0-	250,000	5

*Reflects amounts adjust for the 300:1 reverse split which occured April 3, 2017

___

(1)Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., at 590 York Road, Unit 3, Niagara On The Lake, Ontario, L0S 1J0, CANADA. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of June 22, 2017, there were outstanding 1,416,151 shares of our common stock, and we have 5,000,000 shares of our Series A preferred stock issued.  Each share of the Series A preferred stock has voting rights equal to 100 shares of our common stock. Further, each share of the Series A preferred stock may be converted into 10 shares of our common stock.  However, there are restrictions on the conversion rights of the Series A preferred stock..  Taken together, the holders of the Series A preferred stock have voting rights equal to 500,000,000 shares of our common stock, which number exceeds our outstanding shares of common stock on June 22, 2017.  As of June 22, 2017, none of the Series A preferred stock has been converted into shares of our common stock.  As a result of their ownership of 5,000,000 shares of our Series A preferred stock and 666,832 shares of our common stock in the aggregate, Messrs. Parliament, Brooks, Wolfe, Kaiser, Kosta, and Frydman,  the “controlling stockholders,” have voting control over 500,666,832 shares of our common stock, which number exceeds our outstanding shares of common stock on June 22, 2017.  Therefore, the controlling stockholders, as a group, have voting control over all matters which may be acted upon by our stockholders.  There are no voting agreements among the controlling stockholders, other than the voting agreement between Messrs. Wolfe and Frydman discussed below.

(3)Mr. Parliament is our chairman of the board of the directors, chief executive officer, president and a director. On October 3, 2016 Mr. Parliament returned 115,752* common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $1,128,573.00.

(4)Mr. Wolfe is our former chief financial officer, principal accounting officer, and treasurer. Mr. Wolfe declined to stand for reelection as director due to personal reasons. On October 3, 2016 Mr. Wolfe returned 21,409* common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $208,732.78. Mr. Wolfe owns all of the voting rights of Jack Frydman in 250,000 shares or our Series A Preferred Stock, which gives Mr. Wolfe additional voting rights of 25,000,000 shares of our common stock.

(5)Mr. Brooks is our vice president and a director. On October 3, 2016 Mr. Brooks returned 45,305* common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $441,719.29.

(6)Mr. Kaiser is our interim chief financial officer, secretary, corporate governance officer, and director. On October 3, 2016 Mr. Kaiser returned 10,168* common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $99,135.69.

(7)Mr. Kosta has a Consulting Agreement with Bravo Multinational Incorporated. On October 3 and 11, 2016  Mr. Kosta returned 3,744* and 17,778* common shares to Bravo treasury for cancellation in exchange for convertible promissory notes with a face value of $36,497.40 and $160,000.

(8)Mr. Frydman had a Consulting Agreement with Bravo Multinational Incorporated which was cancelled on January 6, 2017. Mr. Wolfe owns all of the voting rights of Jack Frydman in 250,000 shares or our Series A Preferred Stock

*Reflects amounts adjust for the 300:1 reverse split which occured April 3, 2017

Pursuant to an Assignment of Voting Rights dated December 31, 2015, Jack Frydman assigned to Martin Wolfe all voting rights possessed by Mr. Frydman in the 250,000 shares of the Series A preferred stock of Bravo Multinational Incorporated owned by Mr. Frydman.

As a result of the common stock and preferred stock ownership by Messrs. Parliament, Brooks, Wolfe, Kaiser, Kosta, and Frydman, the “controlling stockholders” herein, they will be able to control all matters requiring stockholder approval, including the election of directors, mergers or consolidations.  This concentration of ownership may delay, deter investments in the Company, which could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•The operation of which may at a subsequent date result in a change in control of the Registrant; or

•With respect to the election of directors or other matters.

You may obtain a copy of Assignment of Voting Rights by accessing this Information Statement as filed with the Securities and Exchange Commission on the Internet at www.sec.gov or by clicking on the Securities and Exchange Commission Filings link on the Investor Relations section of our website at www.bravomultinational.com, or by contacting Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (716) 803-0621, or email him at info@bravomultinational.com.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Other as stated above, there are no other agreements with any of our officers and directors.

Item 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for auditing services for financial statements for the periods ending December 31, 2015 and 2016 were $59,400.

The aggregate fees billed by Kappin Professional Corporation, Certified Public Accountants ("KPC") rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2016, were $-0- CDN. Kappin resigned prior to commencment of auditing work.

The aggregate fees billed by Scrudato & Co. CPA for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2015, were $14,000.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ending December 31, 2015 and 2016.

There were no aggregate fees billed by Kappin Professional Corporation, Certified Public Accountants ("KPC") for professional services rendered for tax services for the fiscal years ended December 31, 2016.There were no  aggregate tax fees billed by Scrudato & Co. CPA for professional services rendered for tax services for the fiscal years ended December 31, 2015.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ending December 31, 2015 and 2016, other than as astated under thde captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Kappin Professional Corporation, Certified Public Accountants ("KPC") for professional services rendered during the fiscal years ended December 31, 2016 other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Scrudato & Co. CPA for professional services rendered during the fiscal years ended December 31, 2015 other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)All financial statements are included in Item 8 of this report.

(b)All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.

(c)The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Certificate of Incorporation for Montrose Ventures, Inc. dated May, 25 1989 http://www.sec.gov/Archives/edgar/data/1010779/0000912057-96-009053.txt
3.2*

Certificate of Amendment to Certificate of Incorporation, dated April 23, 1996, changing the name of Montrose Ventures, Inc. to Java Group, Inc.

http://www.sec.gov/Archives/edgar/data/1010779/0000912057-96-009053.txt

3.3*

Certificate of Amendment to Certificate of Incorporation, dated September 1, 2014, changing the name of Java Group, Inc. to Consolidated General Corp.

http://www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex31.htm

3.4**

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex31.htm

3.5**

Corrected Certificate of Amendment to Certificate of Incorporation dated October 5, 2010, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, on March 31, 2011, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181811000137/ex33.htm

3.6**

Certificate of Amendment to Certificate of Incorporation, filed February 3, 2014, filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K, on April 15, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex34.htm

3.7**

Certificate of Amendment of Restated Certificate of Incorporation of Goldland Holdings, Co., changing the Registrant's name to Bravo Multinational Incorporated, filed with the Secretary of State of Delaware on March 24, 2016, and effective on April 1, 2016, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, on April 7, 2016, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000256/ex31.htm

3.8**

Bylaws of Goldcorp Holdings Co., filed as Exhibit 3.2 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex32.htm

3.9**

Amended and Restated Bylaws of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex31.htm

4.1**

Form of Common Stock certificate, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex4.htm

4.2**

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex41.htm

4.3**

Certificate of Designation for Series A Preferred Stock of Goldland Holdings Co. filed with the Secretary of State of Delaware on March 24, 2015, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex41.htm

10.1**

Charter of the Audit Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex101.htm

10.2**

Charter of the Compensation Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex102.htm

10.3**

Corporate Governance Principles of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex103.htm

10.4**

Charter of the Executive Committee of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex104.htm

10.5**

Charter of the Finance Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex105.htm

10.6**

Charter of the Governance and Nominating Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex106.htm

10.7**

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex107.htm

10.8**

Securities Purchase Agreement between Goldland Holdings, Co. and KBM Worldwide, Inc. dated December 8, 2014, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 12, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000328/ex1001.htm

10.9**

Promissory Note between Goldland Holdings, Co. and KBM Worldwide, Inc. dated December 8, 2014, filed as Exhibit 10.2 to the  Registrant's Current Report on Form 8-K on December 12, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000328/ex1002.htm

10.10**

Amendment to Lease dated April 12, 2013, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, on April 16, 2013, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181813000161/ex1008.htm

10.11**

Amended Asset Purchase Agreement dated November 18, 2013, by and among Universal Entertainment SAS, Ltd., Game Touch, LLC, and Claudia Fuentes Robles, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on November 18, 2013, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181813000454/ex101.htm

10.12**

Lease Agreement between Universal Equipment SAS, Inc. and Vomblom & Pomare SA dated September 19, 2013 filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10 on April 15, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex1010.htm

10.13**

Form of Consulting Agreement, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex1011.htm

10.14**

Employment Agreement with Pierre Quilliam dated September 1, 2013, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex1012.htm

10.15**

Employment Agreement with Thomas Ridenour dated October 1, 2013, filed as Exhibit 10.13 to the  Registrant's Annual Report on Form 10-K on April 15, 2014, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex1013.htm

10.16**

Employment Agreement dated September 25, 2015, between Douglas Brooks and the Registrant, filed as Exhibit 10.16 Annual Report Form 10-K on Feb. 8, 2016

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1016.htm

10.17**

Employment Agreement dated March 24, 2015, between Paul Parliament and the Registrant, filed as Exhibit 10.17 Annual Report Form 10-K on Feb. 8, 2016

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1017.htm

10.18**

Employment Agreement dated March 24, 2015, between Martin Wolfe and the Registrant, filed as Exhibit 10.18 Annual Report Form 10-K on Feb. 8, 2016

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1018.htm

10.19**

Employment Agreement dated March 24, 2015, between Richard Kaiser and the Registrant, filed as Exhibit 10.19 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1019.htm

10.20**

Consulting Agreement dated as of October 1, 2014, between Yes International and the Registrant, filed as Exhibit 10.20 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1020.htm

10.21**

Consulting Agreement dated November 9, 2015, between FMW Media Works Corp. and the Registrant, filed as Exhibit 10.21 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1021.htm

10.22**

Consulting Agreement dated as of October 1, 2015, between Vincent Caruso and the Registrant, filed as Exhibit 10.22 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1022.htm

10.23**

Consulting Agreement dated as of October 1, 2015, between Stephen Simon and the Registrant, filed as Exhibit 10.23 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1023.htm

10.24**

Mutual Release dated as of October 1, 2015, between Jack Frydman and the Registrant,

filed as Exhibit 10.24 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1024.htm

10.25**

Mutual Release dated as of October 1, 2015, between Julios Kosta and the Registrant, filed as Exhibit 10.25 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1025.htm

10.26**

Consulting Agreement dated July 23, 2015, between Delaney Equity Group, LLC and the Registrant, filed as Exhibit 10.26 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1026.htm

10.27**

Convertible Promissory Note dated October 1, 2015, issued by the Registrant in favor of Douglas Brooks, in the amount of $100,000, filed as Exhibit 10.27 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1027.htm

10.28**

Consulting Agreement dated October 1, 2013, between Jack Frydman and the Registrant, filed as Exhibit 10.28 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1028.htm

10.29**

Consulting Agreement dated October 1, 2013, between Julios Kosta and the Registrant, filed as Exhibit 10.29 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1029.htm

10.30**

Convertible Promissory Note dated April 1, 2015, issued by the Registrant in favor of Paul Parliament, in the amount of $39,783.14, filed as Exhibit 10.30 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1030.htm

10.31**

Convertible Promissory Note dated June 1, 2015, issued by the Registrant in favor of Paul Parliament, in the amount of $93,583.86, filed as Exhibit 10.31 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1031.htm

10.32**

Convertible Promissory Note dated August 1, 2015, issued by the Registrant in favor of Paul Parliament, in the amount of $22,938.16, filed as Exhibit 10.32 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1032.htm

10.33**

Convertible Promissory Note dated May 1, 2015, issued by the Registrant in favor of Paul Parliament, in the amount of $47,022.21, filed as Exhibit 10.33 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1033.htm

10.34**

Convertible Promissory Note dated December 3, 2015 issued by the Registrant in favor of Paul Parliament, in the amount of $80,895, filed as Exhibit 10.34 Annual Report Form 10-K on Feb. 8, 2016.

http://www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1034.htm

10.35*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Richard Kaiser, in the amount of $99,135.69
10.36*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Paul Parliament, in the amount of $ 1,128,573.00
10.37*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Martin Wolfe in the amount of $208,732.78
10.38*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Douglas Brooks in the amount of $ 441,719.29
10.39*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Julios Kostas, in the amount of $239,261.26
10.40*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Julios Kostas, in the amount of $36,497.40
10.41*	Convertible Promissory Noted dated October 11, 2016 issued by the Registrant in favor of Julios Kostas, in the amount of $160,000.00
10.42*	Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Eric Peterson in the amount of $5,555.55
10.43*	Convertible Promissory Noted dated June 2, 2017 issued by the Registrant in favor of Toghrol Dindoust in the amount of $22,400.00
14.1**

Code of Business Conduct of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.1 to the  Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex141.htm

14.2**

Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.2 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

http://www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex142.htm

31.1*	Amended Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*

Amended Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Amended Certification of Paul Parliament, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Amended Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Interactive Exhibits

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date:

By: /s/ Paul Parliament

    Paul Parliament, President and Chief Executive Officer

By:/s/ Richard Kaiser

    Richard Kaiser, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Parliament PAUL PARLIAMENT	Chairman, President, Chief Executive Officer, and Director

/s/ Douglas Brooks DOUGLAS BROOKS	Vice President and Director

/s/ Richard Kaiser RICHARD KAISER	Interim CFO, Secretary, Corporate Governance Officer and Director

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2016

BRAVO MULTINATIONAL INCORPORATED

TABLE OF CONTENTS

Letter from Auditor regardingt December 31, 2016 and, 2015                                   F-  1

Consolidated Balance Sheets at December 31, 2016 and, 2015                                 F-  2

Consolidated Statements of Operations for the Years Ended

  December 31, 2016 and 2015                                                                                          F- 3

Consolidated Statements of Cash Flows for the Years Ended

  December 31, 2016 and 2015                                                                                          F- 4

Consolidated Statements of Changes in Equity for the Years Ended

  December 31, 2016 and 2015                                                                                           F- 5

Notes to Consolidated Financial Statements                                                                 F-6- 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bravo Multinational Incorporated:

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated and its subsidiaries (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Bravo Multinational Incorporated and its subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company's cash position may not be significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has significant transactions and relationships with related parties, including entities controlled by the Company's Chief Executive Officer and by the Company's major shareholder, which are described in Note 6 to the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
June 23, 2017

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 2,563
Inventory	198,000	-
Prepaid Expenses	5,452	224,529

Total Current Assets	203,452	227,092

Property and Equipment - Net of Accumulated Depreciation	637	-

Total Assets	$ 204,089	$ 227,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank Overdraft	$ 1,638	$ -
Accounts Payable and Accrued Expenses	111,395	44,200
Customer Deposits	35,800	-
Equipment Loan Payable	99,000	-
Notes Payable	15,074	32,074
Note Payable - Related Party	669,294	22,127
Accrued Compensation	560,000	22,000
Accrued Interest	41,409	-
Directors Loans	1,376,480	158,498

Total Liabilities	2,910,090	278,899

Stockholders' Equity
Common Stock - $.0001 Par; 1,000,000,000 Shares Authorized,
858,535 and 849,686 Issued and Outstanding, Respectively	85	84
Preferred Stock: 50,000,000 Shares Authorized,
5,000,000 and 3,000,000 Issued and Outstanding, Respectively	500	300
Additional Paid-In-Capital	23,466,691	23,936,614
Accumulated Deficit	(26,173,277)	(23,988,805)

Total Stockholders' Equity	(2,706,001)	(51,807)

Total Liabilities and Stockholders' Equity	$ 204,089	$ 227,092

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2016	2015

Sales	$ 741,845	$ -

Cost of Sales	477,000	-

Gross Profit	264,845	-

Expenses
Amortization and Depreciation	5,071	67,722
Commissions	95,950	-
Contract Cancellation	-	726,700
Corporate Development	221,667	-
General and Administrative	157,884	202,933
Professional Fees	514,520	614,519
Salary	583,000	274,007
Stock Compensation Expense	569,091	326,739

Total Expenses	2,147,183	2,212,620

Loss from Operations	(1,882,338)	(2,212,620)

Other (Income) and Expense
Breach of Contract Damages Income	(50,000)	-
Impairment of License Right	295,000	-
Interest Expense	57,134	10,550
Impairment of Fixed Assets	-	287,598

Total Other (Income) and Expense	302,134	298,148

Net Loss	$ (2,184,472)	$ (2,510,768)

Weighted Average Number of Common Shares -
Basic and Diluted	1,048,357	674,931

Net Loss Per Common Shares -
Basic and Diluted	$ (2.08)	$ (3.72)

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2016	2015

Cash Flows from Operating Activities

Net Loss	$ (2,184,472)	$ (2,510,768)

Non-Cash Adjustments:
Amortization and Depreciation	5,071	67,722
Bad Debt Expense	-	20,877
Common Stock Issued in Exchange for Services	302,178	519,228
Common Stock Issued for Interest on Debt Conversion	12,947	-
Common Stock Issued for Compensation	268,924	689,128
Common Stock Issued for Legal Award	-	1,335
Common Stock Issued from Treasury	-	4,000
Common Stock Issued for Corporate Development	-	490,000
Common Stock Issued for Expense Reimbursement	-	3,643
Common Stock Issued for Consulting	-	46,250
Common Stock Issued for Contract Cancellations	-	726,700
Impairment of License Right	295,000	-
Impairment of Fixed Assets	-	287,598
Preferred Stock Issued for Services	200,000	300
Changes in Assets and Liabilities:
Prepaid Expenses	221,910	(224,529)
Inventory	477,000	-
Accounts Payable and Accrued Expenses	188,486	(256,148)
Customer Deposits	35,800	-
Accrued Compensation	538,000	22,000
Accrued Interest	41,409	-

Net Cash Flows Used In Operating Activities	402,253	(112,664)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	(708)	-

Cash Flows from Financing Activities
Bank Overdraft	1,638	-
Payment of Notes Payable	(8,611)	-
Payment of Equipment Loan	(238,500)	-
Director's Loans	(158,635)	111,623

Net Cash Flows Used In Financing Activities	(404,108)	111,623

Net Change in Cash and Cash Equivalents	(2,563)	(1,041)

Cash and Cash Equivalents - Beginning of Year	2,563	3,604

Cash and Cash Equivalents - End of Year	$ -	$ 2,563

Cash Paid During the Year for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt Conversion	$ 311,473	$ 206,945
Common Stock Issued for Acquistion of Equipment	$ 337,500	$ --
Loan Payable for Acquistion of Equipment	$ 337,500	$ --
Common Stock Issued for Accrued Expenses	$ 121,290	$ --
Common Stock Issued for Acquistion of License Right	$ 300,000	$ --
Common Stock Returned in Exchange for Promissory Notes	$ (2,313,920)	$ --

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Preferred Stock		Additional		Total
	$ .0001 Par		$ .0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2015	475,832	$ 47	-	$ -	$ 21,464,283	$ (21,478,037)	$ (13,707)

Common Stock Issued in Exchange for Services	114,645	11	-	-	519,217	-	519,228

Common Stock Issued in Exchange for Compensation	88,480	9	-	-	689,119	-	689,128

Common Stock Issued for Legal Award	500	0	-	-	1,335	-	1,335

Common Stock Issued from Treasury	570	0	-	-	4,000	-	4,000

Common Stock Issued for Loan Conversion	36,976	4	-	-	206,941	-	206,945

Common Stock Issued for Corporate Development	58,333	6	-	-	489,994	-	490,000

Common Stock Issued for Expense Reimbursement	527	0	-	-	3,643	-	3,643

Common Stock Issued for Consulting	7,156	0	-	-	46,250	-	46,250

Common Stock Issued for Contract Cancellations	95,000	10	-	-	726,690	-	726,700

Common Stock Cancelled ~ Vendor Contract Termination	(28,333)	(3)	-	-	(214,858)	-	(214,861)

Preferred Stock Issued for Services	-	-	3,000,000	300	-	-	300

Net Loss	-	-	-	-	-	(2,510,768)	(2,510,768)

Balance - January 1, 2016	849,686	84	3,000,000	300	23,936,614	(23,988,805)	(51,807)

Common Stock Issued in Exchange for Accrued Expenses	20,833	2	-	-	121,288	-	121,290

Common Stock Issued for Loan Conversions	69,148	8	-	-	311,465	-	311,473

Common Stock Issued in Exchange for Compensation	33,480	3	-	-	268,921	-	268,924

Common Stock Issued for Acquistion of Equipment	41,667	4	-	-	337,496	-	337,500

Common Stock Issued for Services	41,208	4	-	-	305,007	-	305,011

Common Stock Issued for License Rights	33,333	3	-	-	299,997	-	300,000

Common Stock Cancelled by Court Order	(1,667)	(0)	-	-	-	-	-

Common Stock Returned in Exchange for Promissory Notes	(229,153)	(23)	-	-	(2,313,897)	-	(2,313,920)

Preferred Stock Issued for Services	-	-	2,000,000	200	199,800	-	200,000

Net Loss	-	-	-	-	-	(2,184,472)	(2,184,472)

Balance - December 31, 2016	858,535	$ 85	5,000,000	$ 500	$ 23,466,691	$ (26,173,277)	$ (2,706,001)

 The accompanying notes are an integral part of these financial statements

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company's name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company's name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the company's name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company's common stock should be changed to “BRVO,” and the company's CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company's name on April 6, 2016.  As a result of the change of name of the company, the company's trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

The Company filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

The Company owns patented mining claims on War Eagle Mountain in the state of Idaho. In 2016, the Company decided not to continue its leases of unpatented mining claims through the U.S. Bureau of Land Management (BLM).  The Company entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure is finances. The Company determined that SFMI is unable to pay the lease and that any debt owing by SFMI to the Company is not recoverable. The carrying value on such claims both patented and unpatented were fully impaired due to lack of economic viabilites of such properties.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business - continued

On May 4th, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, a company owned by our consultant and major shareholder, Julios Kosta. On May 6th, 2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017. This initial purchase was paid for with the issuance of 41,667 common restricted shares valued at $337,500 of the registrant and an open loan held by the seller in the amount of $337,500 at an annual rate of 3.5%. Through the year ended December 31, 2016, the company contracted GameTouch LLC, a company owned by our consultant and major shareholder, Julios Kosta to re-sell this equipment.  For each gaming machine that GameTouch sells they will receive a commission of $950.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary; Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly   liquid debt instruments with original maturities of three months or less.  The Company   maintains cash and cash equivalents at financial institutions located in the United States, which periodically may exceed federally insured amounts.

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) of determining cost.

Earnings (Loss) per Share

Earnings per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share”.  Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions.The fair value of the stock, which is based on comparable cash purchases, third party fair values of shares or the value of services, whichever is more readily determinable, is used to value the transaction.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from five (5) to seven (7) years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the years ended December 31, 2016 and 2015, depreciation expense was $71 and $67,722, respectively.

   License Rights

The license is being amortized using the straight-line method over its economic life, which is estimated to be fifteen (15) years.  For the years ended December 31, 2016 and 2015 amortization expense was $5,000 and $-0-, respectively. At December 31, 2016 the net value of the license rights of $295,000 were determined to be impaired. The rights were impaired due to the inability in Columbia, at the date of this report, to be able to obtain gaming licenses.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Impairment of Long-Lived Assets

Management evaluates the Company's long-lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary.

During the years ended December 31, 2016 and 2015, the Company recognized impairment of license rights in the amount of $295,000 and impairment of fixed assets in the amount of $287,598.

Reclassifications

Certain prior year balance sheet and statement of operations amounts have been reclassified to conform to current year presentation.  These amounts had no effect on the reported results of operations.

Prior Period Adjustment

The financial statements for the year ended December 31, 2015, as previously filed with the SEC on April 28, 2016 have been restated.  The previously filed financial statements contained a line item in the statement of operations described as “Prior Period Adjustment” in the amount of $61,200.  This item should not have been shown on the statement of operations for the year ended December 31, 2015, but should have been shown as a prior period adjustment to retained earnings.  The company has corrected the error by increasing the balance of retained earnings at January 1, 2015 by $61,200 from $21,450,055 to $21,478,037.

The Company has also restated the year ended December 31, 2015 by increasing net loss by $287,598 to $2,510,768.  The increase in the loss was due to the impairment of fixed assets in the amount of $287,598.  Prepaid expenses were also reduced by $214,861 and Additional Paid in Capital was reduced $214,011 for a cancellation of stock issued in the amount of $850 due to a termination of a consulting contract.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – Going Concern

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at December 31, 2016.

The Company has begun to generate income from its sales of inventory of gaming equipment and anticipates that this income may sufficiently support the ongoing operating expenses of the Company going forward.

While the Company is attempting to continue operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company's business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

NOTE 5 – Fixed Assets

Property and equipment consisted of the following at December 31, 2016 and 2015:

December 31,	2016	2015

Furniture and Equipment	$ 708	$ -
Less: Accumulated Depreciation	71	-

Net Property and Equipment	$ 637	$ -

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  Related Party Transactions

During the year ended December 31, 2016, ninety (90) gaming machines were sold to a company controlled by Mr. Paul Parliament the company's chief executive officer, a related party for a total of $630,000.  The sale reduced the note payable to Mr. Parliament in the amount of $342,000.  The company also sold 5 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $34,250.

During the year ended December 31, 2016 GameTouch LLC a related party, sold equipment and collected the receipts of those sales on behalf of the company in the amount of $741,845, including those sales to related parties listed above.  GameTouch LLC also received from the company commissions in the amount of $95,950 for the year ended December 31, 2016 related to the sales.

During the year ended December 31, 2016 the company purchased gaming machines for resale from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $675,000.

Directors Loans consist of four (4) and three (3) loans from directors at December 31, 2016 and 2015.  The loans accrue interest at 8% and mature in October 2018.  Directors Loans  were $1,376,480 and $158,498, at December 31, 2016 and 2015, respectively.

Note payable - related party consists of amounts due to Julios Kosta and Martin Wolfe, both major stockholders of the company. Both loans accrue interest at 8% and matures in October 2018.  Note payable to Julios Kosta was $457,886 and $22,127at December 31, 2016 and 2015, respectively. Note payable to Martin Wolfe was $211,408 and $-0- at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the company incurred $49,595 in bad debts for the write off of related party receivables.

The Company utilizes the services of YES INTERNATIONAL, LLC which is controlled by Richard Kaiser who is a member of the Board of Directors. YES INTERNATIONAL, LLC provides services at no cost, except for press release wire fee services.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Notes Payable

Notes Payable consists of the following unsecured notes at December 31, 2016 and 2015:

December 31,	2016	2015

Al Yee – Accrues 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Gabe Lupia – Non Interest Bearing, Due on Demand	5,000	5,000
KBN Worldwide	––	17,584
Jack Frydman	584	––

Total Notes Payable	$ 15,074	$ 32,074

All interest is accrued at 8%.  Interest expense for the years ended December 31, 2016 and 2015 was $57,134 and $10,550, respectively.

NOTE 8 – Equipment Loan Payable

Equipment loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at December 31, 2016 and 2015 was $99,000 and $-0-, respectively.

NOTE 9 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted  into 10 share of  common stock and have voting rights equal to 100 shares of common stock

Common Stock

Reverse Stock Split

On January 16, 2017, the Company amended its certificate of incorporation to effect a one-for-three hundred (1:300) reverse stock split.  This reverse stock split became effective as of the close of business on January 16, 2017. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

NOTE 10 – Commitments

The Company leases office space in Niagara On the Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, a related party.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease has been extended through December 2017 at a reduced rate of $942.  Rent expense for the years ended December 31, 2016 and 2015 was $22,608 and $16,815, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Subsequent Events

   Recapitalization

As of the close of business on January 16, 2017, the Board of Directors and the Shareholders approved a recapitalization (reverse stock split), the authorization of additional preferred shares and the election of three (3) directors.

1.)   Each three hundred shares of common stock outstanding converted into one share of common stock of the Company.

2.)   The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Paul Parliament	Director
Douglas Brooks	Director
Richard Kaiser	Director

3.)   The Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.   The common and preferred shares have a par value of $.0001 per share. The preferred shares  are blank check preferred and they may be issued with the preferences determined by the board of directors.

The accompanying financial statements have been adjusted to reflect the reverse stock split.

On February 28, 2017 the company's Chief Financial Officer, Mr. Martin Wolfe, CPA, CA resigned all positions held with the company.  Mr. Richard Kaiser current Director, Secretary and Chief Governance Officer for the company was appointed by the Board of Directors as interim Chief Financial Officer.

On June 2, 2017, the Company issued a promissory note payable in the amount of $22,400 accruing interest at 8% with payments made quarterly until maturity in June 2019.