Form 10-Q
period 2017-03-31
Bravo Multinational Inc.
filed 2017-07-11
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File No. 000-33053

_____________________________________

BRAVO MULTINATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1266967 (I.R.S. Employer Identification Number)

590 York Road, Unit 3, Niagara On The Lake, Ontario, Canada L0S 1J0 (Address of principal executive offices) (716) 803-0621 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]        No  [X]

Total shares outstanding common shares as of July 10, 2017 are 1,885,100 with 117 security holders.

1

PART I – FINANCIAL INFORMATION

Item 1.- Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
MARCH 31, 2017

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ 24,531	$ —
Inventory	207,000	198,000
Note Receivable	2,725	—
Prepaid Expenses	5,978	5,452

Total Current Assets	240,234	203,452

Property and Equipment - Net of Accumulated Depreciation	580	637

Total Assets	$ 240,814	$ 204,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank Overdraft	$ —	$ 1,638
Accounts Payable and Accrued Expenses	201,019	111,395
Customer Deposits	35,800	35,800
Inventory Loan Payable	103,500	99,000
Stock Payable	225,000	—
Notes Payable	10,075	15,074
Note Payable - Related Party	674,294	669,294
Accrued Compensation	688,000	560,000
Accrued Interest	80,585	41,409
Directors Loans	1,076,720	1,376,480

Total Liabilities	3,094,993	2,910,090

Stockholders' Equity
Common Stock - $.0001 Par; 1,000,000,000 Shares Authorized,
862,439 and 858,536 Issued and Outstanding, Respectively	85	85
Preferred Stock: 50,000,000 Shares Authorized,
5,000,000 and 3,000,000 Issued and Outstanding, Respectively	500	500
Additional Paid-In-Capital	23,468,636	23,466,691
Accumulated Deficit	(26,323,400)	(26,173,277)

Total Stockholders' Equity	(2,854,179)	(2,706,001)

Total Liabilities and Stockholders' Equity	$ 240,814	$ 204,089

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

For the Three Months Ended March 31,	2017	2016

Sales	$ 673,000	$ —

Cost of Sales	441,000	—

Gross Profit	232,000	—

Expenses
Amortization and Depreciation	57	—
Commissions	71,250	—
Corporate Development	—	81,666
Marketing	20,333	—
General and Administrative	17,856	16,229
Professional Fees	105,231	132,119
Salary	128,000	21,000
Stock Compensation Expense	—	91,424

Total Expenses	342,727	342,438

Loss from Operations	(110,727)	(342,438)

Interest Expense	39,396	1,858

Loss before income tax	(150,123)	(344,296)

Income tax expense	—	—

Net Loss for the Period	$ (150,123)	$ (344,296)

Weighted Average Number of Common Shares -
Basic and Diluted	862,439	864,314

Net Loss Per Common Shares -
Basic and Diluted	$ (0.17)	$ (0.40)

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

For the Three Months Ended March 31,	2017	2016

Cash Flows from Operating Activities

Net Loss	$ (150,123)	$ (344,296)

Non-Cash Adjustments:
Depreciation	57	—
Common Stock Issued in Exchange for Services	2,500	33,160
Common Stock Issued for Debt Conversion	—	7,583
Common Stock Issued for Compensation	—	91,424
Common Stock Issued for Consulting	—	74,937
Common Stock Issued from Treasury	—	100,000
Common Stock Payable for Inventory Purchase	225,000	—
Changes in Assets and Liabilities:
Prepaid Expenses	4,474	(119,332)
Inventory	(9,000)	—
Note Receivable	(2,725)	—
Accounts Payable and Accrued Expenses	89,625	(2,551)
Accrued Compensation	128,000	21,000
Accrued Interest	39,176	—

Net Cash Flows Provided by (Used In) Operating Activities	326,984	(138,075)

Cash Flows from Investing Activities
Stock Subscription Receivable	—	100,000

Net Cash Flows Provided by Investing Activities	—	100,000

Cash Flows from Financing Activities
Loan Proceeds for Inventory Purchase	225,000	—
Payment of Notes Payable	(10,555)	(2,908)
Bank Overdraft	(1,638)	—
Notes Payable Related Party	5,000	—
Repayment of Inventory Note	(220,500)	—
Director's Loans, Net	(299,760)	38,657

Net Cash Flows Provided by (Used In) Financing Activities	(302,453)	35,749

Net Change in Cash and Cash Equivalents	24,531	(2,326)

Cash and Cash Equivalents - Beginning of Period	—	2,563

Cash and Cash Equivalents - End of Period	$ 24,531	$ 237

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Activities:
Stock Cancellation in Exchange for Note Payable	$ 5,555	$ —

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business - continued

On May 4th, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, a company owned by our consultant and major shareholder, Julios Kosta. On May 6th, 2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017. This initial purchase was paid for with the issuance of 12,500,000 common restricted shares (pre reverse split) valued at $337,500 of the registrant and an open loan held by the seller in the amount of $337,500 at an annual rate of 3.5%. Through the year ended December 31, 2016, the company contracted GameTouch LLC, a company owned by our consultant and major shareholder, Julios Kosta to re-sell this equipment.  For each gaming machine that GameTouch sells they will receive a commission of $950.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary; Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

                Method of Accounting

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Restatement

The Company has restated the year ended December 31, 2015 by increasing net loss by $287,598 to $2,510,768.  The increase in the loss was due to the impairment of fixed assets in the amount of $287,598. Prepaid expenses were also reduced by $214,861 and Additional Paid in Capital was reduced $214,011 for a cancellation of stock issued in the amount of $850 due to a termination of a consulting contract.

Due to the restatement of items in the year ended December 31, 2015, certain items have been restated in the three months ended March 31, 2016. Those items include the elimination of depreciation in the amount of $ 22,575 and an increase to professional fees in the amount of $4,000. Therefore net loss for the three months ended March 31, 2016 has decreased by $18,575 from $ 362,871 to $344,296.

Impairment of Long-Lived Assets

Management evaluates the Company’s long-lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $26,323,400 as of March 31, 2017.

The Company has begun to generate income from its sales of inventory of gaming equipment and anticipates that this income may sufficiently support the ongoing operating expenses of the Company going forward.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Fixed Assets

    Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	128	71

Net Property and Equipment	$ 580	$ 637

   For the three months ended March 31, 2017 and 2016 depreciation expense was $57 and $-0-, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  Related Party Transactions

During the three months ended March 31, 2017, twenty (20) gaming machines were sold to a company controlled by Mr. Paul Parliament the company’s chief executive officer, a related party for a total of $140,000.  The sale reduced the note payable to Mr. Parliament in the amount of $76,000.  During the three months ended March 31, 2017 the company sold 10 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $67,500.  During the three months ended March 31, 2017, forty-five (45) gaming machines were sold to a company controlled by Mr. Doug Brooks, a director of the company, a related party for a total of $315,000.  The sale reduced the note payable to Mr. Brooks in the amount of $171,000.  In another transaction the company also sold 10 gaming machines to Mr. Brooks, a director of the company, a related party for a total of $70,000.  The sale reduced the note payable to Mr. Brooks in the amount of $38,000.

During the three months ended March 31, 2017 GameTouch LLC a related party, sold equipment and collected the receipts of those sales on behalf of the company in the amount of $525,000, including those sales to related parties listed above.  GameTouch LLC also received from the company commissions in the amount of $71,250 for the three months ended March 31, 2017 related to the sales.

During the three months ended March 31, 2017 the company purchased 100 gaming machines for resale from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $450,000 which is to be paid 50% in cash as a note payable and 50% as common stock. The number of stock to be delivered to pay the $225,000 is due on demand and will be valued at low closing price on demand date.

During the three months ended March 31, 2016 the company did not own any inventory and therefore had $-0- sales.

Directors Loans consist of four (4) loans from directors at March 31, 2017 and December 31, 2016.  The loans accrue interest at 8% and mature in October 2018.  Directors Loans were $1,076,229 and $1,376,480 at March 31, 2017 and December 31, 2016, respectively.  Interest Expense for the three months ended March 31, 2017 and 2016 was $39,176 and $1,258, respectively.

Note payable - related party consists of amounts due to Julios Kosta and Martin Wolfe, both major stockholders of the company. Both loans accrue interest at 8% and mature in October 2018.  Note payable to Julios Kosta was $462,886 and $457,886 at March 31, 2017 and December 31, 2016, respectively. Note payable to Martin Wolfe was $211,408 at March 31, 2017 and December 31, 2016.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Notes Payable

Notes Payable consists of the following unsecured notes:

	March 31,	December 31,
	2017	2016

Al Yee – Accrues 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Gabe Lupia – Non Interest Bearing, Due on Demand	––	5,000
Jack Frydman	584	584

Total Notes Payable	$ 10,074	$ 15,074

   Interest Expense for the three months ended March 31, 2017 and 2016 was $219 and $600, respectively.

NOTE 8 –Inventory Loan Payable

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at March 31, 2017 and December 31, 2016 was $103,500 and $99,000, respectively.

NOTE 9 – Capital Stock

 Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted into 10 shares of common stock and have voting rights equal to 100 shares of common stock.

Common Stock

On January 16, 2017 the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

NOTE 10 – Commitments

The Company leases office space in Niagara On the Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, a related party.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease has been extended through December 2017 at a reduced rate of $942.  Rent expense for the three months ended March 31, 2017 and 2016 was $3,768 and $7,536, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Subsequent Events

On May 30, 2017 the Company signed an agreement to advance 100 additional gaming machines purchase (as per the Equipment Purchase Contracts signed May 4, 2016) for a total new advance of 100 units in aggregate at a cost of $445,000 to be paid 50% in cash as a loan payable and 50% in common restricted stock.

On May 30, 2017, the Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares, 75,000 shares effective May 30, 2017, and the remaining 75,000 to be issued September 30, 2017.  The Contract is for 2-years starting May 30, 2017, at a total cost of $105,000.

On June 2, 2017 the Company issued a promissory note to Mr. Toghrol Dindoust on the principal sum of Twenty Two Thousand Four Hundred Dollars US ($22,400), at an at Eight percent interest (8%) rate per annum. Payments of interest were to be made on a quarterly basis from the date of this Note until maturity Twenty Four (24) months from the date. Subsequently, the note immediately converted on June 2, 2017 to 40,000 restricted 144-shares at $0.56 per share; no interest accrued.

On June 18, 2017 all shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those share cancelled and return to Company's Preferred 'A'Share treasury, leaving -0- Shares issued and outstanding.

On June 22, 2017 the Company issued a promissory note on the principal sum of $35,000 for 12 months at 8%.  The note was issued as a full settlement on wages resulted from Mr. Martin Wolfe’s past employment contract.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Rentcom, Inc. for a financed amount of $76,000, all principle plus $3,040 in interest due in one lump payment by December 30, 2017.  The Loan is guaranteed by Douglas Brooks, Principal officer at Rentcom, Inc.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Investcom, Inc. for a financed amount of $152,000, all principle and $6,080 in interest due in one lump payment by December 30, 2017.  The loan is guaranteed by Paul Parliament, Principal Officer at Investcom, Inc.

On July 5, 2017 Mr. Martin Wolfe converted his October 3, 2016 Promissory Note of $208,732 plus accrued interest of $12,523 for total note conversion of $221,256 to common restricted shares. The Company issued 72,520 144-restricted Common shares at $3.051 per shares based on a three days trailing average per terms and conditions stated in the note.

After March 31, 2017 up through the date of this report, July 10, 2017, the Company issued 1,023,655 shares of common stock bring the total shares outstanding to 1,885,100. The 1,023,655 increase in shares were issued for payables related to inventory purchases, accrued compensation, consulting agreement and conversion of two (2) notes payable - Mr. Toghrol Dindoust and Mr. Martin Wolfe per above.

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

Former Business

Over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we have been engaged in various businesses, including the leasing of mining claims.  On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from Bisell Investments Inc. and New Vision Financial Ltd., two of our then major stockholders, for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.167% interest in 76.63 acres, respectively.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of L

Management (the “BLM”), each of which covered approximately 20 acres, or approximately 100 acres in total.

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

•Inaccessibility due to inclement weather, road construction or closure of primary access routes;

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

Conflict of Interest.  Paul Parliament, our chairman, president, chief executive officer, and director, and Douglas Brooks, our vice president and director have an indirect conflict of interest inasmuch as they have a private business relationship with GameTouch, LLC., a company controlled by one of our consultants and current major stockholder, Julios Kosta, from whom Mr. Parliament and Mr. Brooks purchased gaming equipment.

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

•Documentation of qualifications, including evidence of financial stability; and

•Other required approvals for manufacturers or distributors of gaming equipment and services, including but not limited to new product approvals.

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

Going Concern

As of March 31, 2017 the registrant had an accumulated deficit of  $26,326,400

During the three months ended March 31, 2017, the registrant increased net cash of  $ 24,531 from operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

  FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenues

For the three months ended March 31, 2017 the Company recorded $673,000 in revenue, compared to revenue of -0- the three months ended March 31, 2016. Cost of goods sold was $444,100 compared to $-0- of cost of goods sold in the prior period.

Operating Expenses

For the three months ended March 31, 2017, the Company incurred commission expense of $71,250 compared to $-0- for the three months ended March 31, 2016.  The increase is due to the commission paid in sales of gaming machines sold.

For the three months ended March 31, 2017, the Company incurred $20,333 in marketing expense as compared to $-0- for three months ended March 31, 2016. The increase is from financial marketing and investor relations activities.

For the three months ended March 31, 2017, the Company incurred $105,231 in professional fees compared to $132,119 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreased  in legal fees.

For the three months ended March 31, 2017, the Company incurred $17,856 in general and administrative expense as compared to $16,229 for the same period in the prior year; an increase of $1,627 or 10.0%. The increase is in conjunction with our increased business activities as we pursue more gaming equipment and machine sales.

Net Loss

For the three months ended March 31, 2017 we realized a net loss of $150,123 as compared to net loss $344,296 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $326,984 for the three  months ended March 31, 2017 compared to ($138,075) used in operating activities for the three months ended March 31, 2016. This increase in cash used was mainly attributable to increases in cash adjustments for sales of equipment and changes within the assets and liabilities.

Net cash flows provided by investing activities was -0- for the three months ended March 31, 2017 compared to $100,000 for the three month ended March 31, 2016. The decrease was primarily from no such action during the quarter ending March 31, 2017.

Net cash used in financing activities was $(302,453) for the three months ended March 31, 2017 compared to $35,749 provide by financing activities for the three months ended  March 31, 2016. The decrease was primarily due to payments on both notes and director loans, accordingly.

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

The costs to operate our current business are approximately $65,000 per month .. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $100,000 per month .. Accordingly, in the absence of revenues, we will need to secure $65,000 in equity or debt capital and/or directors’ loans each month to cover overhead expenses. In order to remain in business for one year without any revenues we would need to secure $800,000, approximately.

Seasonality of Business

Because we intend to lease our gaming equipment pursuant to master leases, we do not expect that our revenues and earnings from our casino equipment line of business will be affected by seasonal factors.  However, casino lessees may be located in resort or vacation locations, which make their operations subject to seasonal fluctuations, which may affect our cash flow.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement

Corporate Actions

On February 13, 2017 the Company filed with U.S. Securities and Exchange Commission an Information Statement- DEF 14 C, which was mailed to its shareholders of record as of January 16, 2017.  The mailer voted in favor of a Reverse Stock Split, Election of Directors, Authorization of additional Class of Shares and Change in Auditor

Reverse Stock Split

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

Authorization of Additional Shares

The Company's Articles of Incorporation amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares have a par value of $.0001 per share. The preferred shares are blank check preferred and they may be issued with the preferences determined at the discretion of the board of directors.

Change in Auditor

Kappin Professional Corporation, Certified Public Accountants, Licensed Public Accountants, was approved to act as our outside auditors for our fiscal year ending December 31, 2016 and December 31, 2017.  Kappin Professional Corporation subsequently resigned from this position.

Contract Cancellations, Contract Changes, and Officer Changes

Jack Frydman's consulting agreement was cancelled January 6, 2017, and no further compensation has been given to him since September 1, 2016.  Mr. Frydman agreed to the cancellation of his contract. Mr. Martin Wolfe resigned as the Company's CFO and Treasurer, effective February 28, 2017. Mr. Richard Kaiser February 28, 2017 was appointed as Interim CFO, whereas Mr. Kaiser's positions with Company are Interim CFO, Secretary, Corporate Governance Officer and Director. On January 6, 2017 the Company's Investor Relation Firm RedChip Companies, Inc. agreed to reduce it contract compensation amount from $5,000 to $2,500 per month.

The Company's head office rent has been extended to December 31, 2017 with a rent reduction from $1884 per month to $942 per month for the months of February 2017 through November 2017.

On May 30, 2017, the Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares, 75,000 shares effective May 30, 2017, and the remaining 75,000 to be issued September 30, 2017.  The Contract is for 2-years starting May 30, 2017, at a total cost of $105,000.

Recapitalization and Further Auditor Changes

On April 3, 2017, FINRA-approved the Company's 1:300 reverse stock split.

On April 16, 2017, BF Borges CPA PC became the Company's new auditing firm, located in Colorado. (see Form 8-K)

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

Promissory Note

On June 2, 2017 the Company issued a promissory note to Mr. Toghrol Dindoust on the principal sum of twenty two thousand dollars US ($22,400), at an at Eight percent interest (8%) rate per annum. Payments of interest shall be made on a quarterly basis from the date of this Note until maturity Twenty Four (24) months from the date. Subsequently, the note immediately converted on June 2, 2017 to 40,000 restricted 144-shares; no interest accrued.

On June 22, 2017 the Company issued a promissory note on the principal sum of $35,000 for 12 months at 8%.  The note was issued as a full settlement on wages resulted from Mr. Wolfe’s past employment contract.

On July 5, 2017 Mr. Martin Wolfe converted his October 3, 2016 promissory note of $208,732 plus accrued interest of $12,523 for total note conversion of $221,256 to common restricted shares. The Company issued 72,520 shares of 144-restricted Common stock at $3.051 per shares based on a three days trailing average per terms and conditions stated in the note.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4.Controls and Procedures.

See Item 4(T) below.

Item 4(T).Controls and Procedures.

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of  financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and for evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d -15(e)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2017, due to the fact that there is no effective separation of duties, which include monitoring controls between management.  The controls were also evaluated for December 31, 2016 and there have not been any changes since then. We intend to hire additional employees when we obtain sufficient capital.

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

- On May 5, 2016 we issued 3,334 shares of our common stock to Uri Igra in connection with the closing of an asset purchase contract, with a value of $27,000*

- On May 5, 2016 we issued 3,334 shares of our common stock to Micheal Kosta in connection with the closing of an asset purchase contract, with a value of $27,000*.

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

- On May 5, 2016 we issued 9,540 shares of our common stock to Claudia Cifuentas Robles in connection with the closing of an asset purchase contract, with a value of $372,045*

- On June 30, 2016 we issued 1,982 shares of our common stock to Allen Simon as per his advisory agreement contract for the pay period of the preceding 8 months, with a value of $19,250.*

- On July 12, 2016  3,744 of our common stock to Julios Kosta as per his employment contract for pay compensation, with a value of $23,583.*

- On July 20, 2016 we issued 24,766 of our common stock to Douglas Brooks for Promissory Note conversion with a value of $112,275.*

- On July 20, 2016 we issued 42,219 of our common stock to Paul Parliament for Promissory Note conversion with a value of $191,614.*

- On August 1, 2016 we issued 3,334 shares of our common stock to RedChip Companies Inc., for Pubic Relations services as per a contract, with a value of $17,000*

- On September 19, 2016 we returned to treasury for cancellation 10,000 shares of our common stock issued to FMW Media Works Corp., with original issuance value of  $84,000.*

-On April 6, 2017 we issued 441,176 shares to Mr. Julios Kosta on an advance asset purchase contract of 100 gaming machines, valued at $225,000.

-On May 30, 2017 we issued 321,429 shares to Mr. Julios Kosta on an advance asset purchase contract of 100 gaming machines, valued at $225,000.

-On May 30, 2017, we issued 75,000 share of our common stock to Ms. Kim Davis of Var Growth, Inc. for marketing consultation services as per contract terms, valued at $52,500.

-On June 2, 2017 we issued 40,000 shares to Mr. Toghrol Dindoust on a promissory note conversion valued at $22,400.

-On July 5, 2017 we issued 72,520 share to Mr. Martin Wolfe on conversion of his October 3, 2016 promissory note, valued at $221,256.

The Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares, 75,000 shares effective May 30, 2017,

*Adjustments to stock issuance accounts for the reverse split of 1:300 common shares effectuated April 3, 2017, all fractional share amounts after split round upwardly to next whole share.

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

Item 5. Other Information

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,000,000 shares are issued and outstanding.  There is no trading market for the shares of our preferred stock.

On June 18, 2017 all shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those shares cancelled and return to Company's Preferred 'A' Share treasury, leaving -0- shares issued and outstanding.

Pending Machine Sales Contract

The Company signed gaming machine contracts during the quarter ended March 31, 2017 but a percentage as such had yet to close. All closed sales will show as revenues in those months in which the contract transactions are finalized.

On April 6, 2017 The Company’s board agreed on a 100 gaming machine advance delivery from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation, and agreed to issue- effective April 6, 2017, on the amount $225,000 (Two Hundred Twenty Five Thousand Dollars) restricted 144-Shares at $0.51 price per share, closing price of BRVO’s shares.

On May 30, 2017 the Company’s Board of Directors agreed on another 100 gaming machine advance delivery from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation, and agreed to issue- effective May 30, 2017, on the amount $225,000 (Two Hundred Twenty Five Thousand Dollars) restricted 144-Shares at $0.70 price per share, closing price of BRVO’s shares.

On May 30, 2017, the Company’s Board of Directors unanimously signed a “Letter of Intent” with Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation, on a 300 gaming machine purchase on behalf of Bravo Multinational Incorporated.  These machines upon closing a definitive agreement will be owned by Bravo Multinational Incorporate and placed on the Company’s financial statements as asset -revenue generators.  The machines are to be purchased with BRVO’s restricted 144-shares at a price per share of $0.70 (Seventy Cents), the share closing price on May 30, 2017.

 Gaming Machine Loans

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Rentcom, Inc. for a financed amount of $76,000, all principle plus $3,040 in interest due in one lump payment by December 30, 2017.  The Loan is guaranteed by Douglas Brooks, Principal officer at Rentcom, Inc.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Investcom, Inc. for a financed amount of $152,000, all principle and $6,080 in interest due in one lump payment by December 30, 2017.  The loan is guaranteed by Paul Parliament, Principal Officer at Investcom, Inc.

 Consulting Agreement

On May 30, 2017, the Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares.  75,000 shares effective May 30, 2017, and the remaining 75,000 to be issued September 30, 2017. The Contract is for 2-years starting May 30, 2017, at a cost of $105,000.

Item 6.-Exhibits.

Exhibit No.	Identification of Exhibit
10.1*	Promissory Note Marty Wolfe-June 22, 2017
10.2*	Machine Loan- Rentcom, Inc.-June 30, 2017
10.3*	Machine Loan-Investcom, Inc.-June 30, 2017
10.4*	Consulting Agreement- Kim Davis-May 30, 2017
10.5*	Amended Employment Contract-Kaiser-April 6, 2016 (Original contract filed on Form 10K- March 24, 2015 (www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1019.htm" Exhibit 10.19)
10.6*	Employment Contract-Parliament-March 22, 2017

10.7*	Advance Machine Purchase Agreement-March 29,2017
10.8*	Advance Machine Purchase Agreement-May 30,2017

31.1*	Certification of Chief Executive Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Chief Financial Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 .
32.2*	Certification of Chief Financial Officer of Bravo Multinational Corporation, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL Exhibts

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL CORPORATION

Date: July 10, 2017

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer and Chairman

By /s/Richard Kaiser

Richard Kaiser, Interim Chief Financial Officer, Secretary, and Director