Form 10-Q
period 2017-06-30
Bravo Multinational Inc.
filed 2017-07-31
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]        No  [X]

Total shares outstanding common shares as of July 28, 2017 are 1,885,100 with 116 security holders.

Item 6.	Exhibits	28
	Signatures	28

PART I – FINANCIAL INFORMATION

Item 1.- Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
JUNE 30, 2017

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ 12,369	$ —
Accounts Receivable	15,200	—
Inventory	279,000	198,000
Notes Receivable	230,725	—
Prepaid Expenses	51,148	5,452

Total Current Assets	588,442	203,452

Property and Equipment - Net of Accumulated Depreciation	524	637

Total Assets	$ 588,966	$ 204,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank Overdraft	$ —	$ 1,638
Accounts Payable and Accrued Expenses	152,897	111,395
Customer Deposits	35,800	35,800
Inventory Loan Payable	139,500	99,000
Notes Payable	9,490	15,074
Notes Payable - Related Party, Current	526,345	501,970
Accrued Compensation	755,000	560,000
Accrued Interest	114,309	41,409
Directors Loans	1,074,745	1,376,480

Total Current Liabilities	2,808,086	2,742,766

Notes Payable-Related Party, Net of Current	175,449	167,324

Total Liabilities	2,983,535	2,910,090

Stockholders' Equity
Common Stock - $.0001 Par; 1,000,000,000 Shares Authorized,
1,812,580 and 858,536 Issued and Outstanding, Respectively	181	85
Preferred Stock: 50,000,000 Shares Authorized,
-0- and 5,000,000 Issued and Outstanding, Respectively	—	500
Additional Paid-In-Capital	24,031,439	23,466,691
Accumulated Deficit	(26,426,189)	(26,173,277)

Total Stockholders' Equity	(2,394,569)	(2,706,001)

Total Liabilities and Stockholders' Equity	$ 588,966	$ 204,089

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$ 578,500	$ 49,346	$ 1,251,500	$ 49,346

Cost of Sales	378,000	31,500	819,000	31,500

Gross Profit	200,500	17,846	432,500	17,846

Expenses
Amortization and Depreciation	57	—	113	—
Commissions	68,400	6,650	139,650	6,650
Corporate Development	—	—	—	81,666
Marketing	11,250	—	31,583	—
General and Administrative	8,813	32,619	26,668	48,989
Professional Fees	20,546	597,003	125,778	729,123
Salary	160,500	21,000	288,500	42,000
Stock Compensation Expense	—	306,500	—	397,924

Total Expenses	269,566	963,772	612,292	1,306,352

Loss from Operations	(69,066)	(945,926)	(179,792)	(1,288,506)

Interest Expense	33,724	—	73,120	1,717

Net Loss for the Period	$ (102,790)	$ (945,926)	$ (252,912)	$ (1,290,223)

Weighted Average Number of Common Shares -
Basic and Diluted	1,485,519	1,042,838	1,174,559	953,576

Net Loss Per Common Shares -
Basic and Diluted	$ (0.07)	$ (0.91)	$ (0.22)	$ (1.35)

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

For the Six Months Ended June 30,	2017	2016

Cash Flows from Operating Activities

Net Loss for the Period	$ (252,912)	$ (1,290,223)

Non-Cash Adjustments:
Depreciation	113	—
Common Stock Issued in Exchange for Services	10,625	372,045
Common Stock Issued for Debt Conversion	—	26,832
Common Stock Issued for Compensation	—	347,861
Preferred Stock Issued for Compensation	—	200,000
Common Stock Issued for Inventory Purchase	450,000	337,500
Changes in Assets and Liabilities:
Accounts Receivable	(15,200)	—
Prepaid Expenses	3,679	83,550
Inventory	(81,000)	(643,500)
Note Receivable	(230,725)	—
Accounts Payable and Accrued Expenses	41,503	133,152
Deposit on Sales	—	8,050
Accrued Compensation	232,500	12,000
Accrued Interest	72,900	—

Net Cash Flows Used In Operating Activities	231,483	(412,733)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	—	(708)

Net Cash Flows Used In Investing Activities	—	(708)

Cash Flows from Financing Activities
Deposit on Sale of Shares	—	50,000
Cash Proceeds from Notes Payable	22,400	—
Payment of Notes Payable	(11,141)	(9,998)
Bank Overdraft	(1,638)	—
Repayment of Notes Payable Related Party	(7,500)	(7,589)
Cash Proceeds Received Notes Payable Related Parties	40,000	—
Inventory Loan Payable, Net	40,500	321,750
Cash Proceeds from Director's Loans	30,390	92,174
Repayment of Director's Loans	(332,125)	(19,249)

Net Cash Flows Provided by Financing Activities	(219,114)	427,088

Net Change in Cash and Cash Equivalents	12,369	13,647

Cash and Cash Equivalents - Beginning of Period	—	2,563

Cash and Cash Equivalents - End of Period	$ 12,369	$ 16,210

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Activities:
Stock Cancellation in Exchange for Note Payable	$ 5,555	$ —

 The accompanying notes are an integral part of these financial statements

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

Bravo Multinational Incorporated (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

The Company filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure is finances. The company has now determined that SFMI is unable to pay the lease and that any debt owing by SFMI to the company is not recoverable. The carrying value on such claims both patented and unpatented were fully impaired due to lack of economic viabilities of such properties.

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

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at lower of cost or market. For the gaming machines, if the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory consists of gaming machines which all have the same cost. At June 30, 2017 there were 62 gaming machines valued at $279,000. At December 31, 2016 there were 44 gaming machines in inventory valued at $198,000.

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share”.  Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Restatement

Due to the restatement of items in the year ended December 31, 2015, certain items have been restated in the six months ended June 30, 2016. Those items include the elimination of depreciation in the amount of $45,148, an increase to professional fees in the amount of $4,000 and an increase in stock compensation expense in the amount of $199,800. Therefore net loss for the six months ended June 30, 2016 has increased by $158,652 from $1,131,571 to $1,290,223.

Due to the restatement of items in the year ended December 31, 2015, certain items have been restated in the three months ended June 30, 2016.  Those items include the elimination of depreciation in the amount of $22,574, and an increase in stock compensation expense in the amount of $199,800.  Therefore net loss for the three months ended June 30, 2016 has increased by $177,226 from $768,700 to $945,926.

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

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported interim consolidated financial statements.

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $26,426,189 at June 30, 2017.

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

NOTE 5 – Fixed Assets

    Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	184	71

Net Property and Equipment	$ 524	$ 637

For the six months ended June 30, 2017 and 2016 depreciation expense was $113 and $-0-, respectively

For the three months ended June 30, 2017 and 2016 depreciation expense was $57 and $-0-, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  Related Party Transactions

During the six months ended June 30, 2017, sixty (60) gaming machines were sold to a company controlled by Mr. Paul Parliament the company’s chief executive officer, a related party for a total of $420,000.  The sale reduced the note payable to Mr. Parliament in the amount of $76,000 and a note receivable was established in the amount of $152,000 accruing interest at 8%, maturing in December 2017.

During the three months ended June 30, 2017, forty (40) gaming machines were sold to a company controlled by Mr. Paul Parliament the company’s chief executive officer, a related party for a total of $280,000.  A note receivable was established in the amount of $152,000 accruing interest at 8%, maturing in December 2017.

During the three and six months ended June 30, 2017 the company sold -0- and 10 gaming machines respectively, to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $67,500.

During the three and  six months ended June 30, 2017, twenty (20) and seventy-five (75) gaming machines were sold respectively, to a company controlled by Mr. Doug Brooks, a director of the company, a related party for a total of $140,000 and $525,000 respectively for the periods then ended.  The sale reduced the note payable to Mr. Brooks in the amount of $209,000 and a note receivable was established in the amount of $76,000 accruing interest at 8%, maturing in December 2017.

During the three and  six months ended June 30, 2017, GameTouch LLC, a related party, sold equipment and collected the receipts of those sales on behalf of the company in the amount of $504,000 and $1,029,000 respectively, including those sales to related parties listed above.  GameTouch LLC also received from the company commissions in the amount of $68,400 and $139,650 for the three and six months ended June 30, 2017, respectively, related to the sales.

.

During the six months ended June 30, 2017 the company purchased 200 gaming machines for resale from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $900,000 which is to be paid 50% in cash as a note payable and 50% as common stock. 441,176 and 321,429 shares of common stock were issued in April and May 2017 respectively, to pay the $450,000 due in connection with the agreement.

During the three and six months ended June 30, 2016, GameTouch LLC, a related party, sold equipment and collected the receipts of those sales on behalf of the company in the amount of $49,000 and $49,000, respectively. GameTouch LLC also received from the company commissions in the amount of $6,650 for the three and six months ended June 30, 2016 related to the sales.

During the six months ended June 30, 2016 the company purchased 150 gaming machines for resale from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $675,000 which is to be paid 50% in cash as a note payable and 50% as common stock. 41,666 shares of common stock were issued during the six months ended June 30, 2016 to pay the $337,500 due in connection with the agreement.

Directors Loans consist of four (4) loans from directors at June 30, 2017 and December 31, 2016.  The loans accrue interest at 8% and mature in October 2018.  Directors Loans were $1,074,745 and $1,376,480 at June 30, 2017 and December 31, 2016, respectively.  Interest Expense for the six months ended June 30, 2017 and 2016 was $72,902 and $1,717, respectively. Interest Expense for the three months ended June 30, 2017 and 2016 was $33,724 and $-0-, respectively.

Notes payable - related party consists of amounts due to Julios Kosta and Martin Wolfe, both major stockholders of the company. Mr Kosta’s loan accrues interest at 8% and matures in October 2018.  Note payable to Julios Kosta was $462,886 and $457,886 at June 30, 2017 and December 31, 2016, respectively. Mr. Wolfe’s loans both accrue interest at 8% and mature in October and May 2018, respectively.  Notes payable to Martin Wolfe were $211,408 and $27,500 at June 30, 2017 and $211,408 at December 31, 2016.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  Related Party Transactions – continued

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For the six months ended June 30, 2017 and 2016 the Company prepaid some upcoming expenses in the amount of $1,060 and $-0-, respectively. For the three months ended June 30, 2017 and 2016, the Company prepaid some upcoming expenses in the amount of $1,060 and $-0-, respectively. The Company was invoiced $295 and therefore has a prepaid in the amount of $795 at June 30, 2017.

NOTE 7 – Notes Payable

Notes Payable consists of the following unsecured notes:

	June 30,	December 31,
	2017	2016

Al Yee – Accrues 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Gabe Lupia – Non Interest Bearing, Due on Demand	––	5,000
Jack Frydman	––	584

Total Notes Payable	$ 9,490	$ 15,074

NOTE 8 –Inventory Loan Payable

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at June 30, 2017 and December 31, 2016 was $139,500 and $99,000, respectively.

NOTE 9 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted into 10 shares of common stock and have voting rights equal to 100 shares of common stock.

During the six months ended June 30, 2017 all the preferred stock outstanding was returned by their respective shareholders.  No compensation was given for the stock that was returned.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Commitments

The Company leases office space in Niagara On the Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, a related party. The original lease was from April 2015 through May 2017 at a rate of $1,884 per month. The lease has been extended through December 2017 at a reduced rate of $942. Rent expense for the three months ended June 30, 2017 and 2016 was $2,826 and $3,768, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $6,594 and $11,304, respectively.

NOTE 11 - Subsequent Events

On July 5, 2017 Mr. Martin Wolfe converted his October 3, 2016 Promissory Note of $208,732 plus accrued interest of $12,523 for total note conversion of $221,256 to common restricted shares. The Company issued 72,520 144- restricted Common shares at $3.051 per shares based on a three days trailing average per terms and conditions stated in the note.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Goldland Holdings,” all refer to Bravo Multinational Incorporated and its subsidiaries as of the date of this rep

Company Overview

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

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, telephone (716) 803-0621. The information to be contained in our Internet website, www.bravomultinational.com, shall not constitute part of this report.

Going Concern

As of June 30, 2017, the registrant had an accumulated deficit of $26,426,189.

During the six months ended June 30, 2017, the registrant increased net cash of $231,483 from its operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to implement our business plan further and generate revenues will improve the Company's operating results.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to implement our business plan further and generate revenues.

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenues

For the three months ended June 30, 2017, the Company recorded $578,500 in revenue, compared to revenue of $49,346 for the three months ended June 30, 2016. The cost of goods sold was $378,000 compared to $31,500 of the cost of goods sold in the prior period. The increase was due to increases in the number of gaming machines sold during three month ended June 30, 2017, compared to the number of machines sold during three months ended June 30, 2016.  Gross profits were $200,500 and $17,846 for the three months ended June 30, 2017, and 2016, respectively.

Operating Expenses

For the three months ended June 30, 2017, the Company incurred commission expense of $68,400 compared to $6,650 for the three months ended June 30, 2017.  The increase is due to the commission paid in sales of gaming machines sold.

For the three months ended June 30, 2017, the Company incurred $11,250 in marketing expense as compared to $-0- for three months ended June 30, 2016. The increase is from financial marketing and investor relations activities.

For the three months ended June 30, 2017, the Company incurred $20,546 in professional fees compared to $597,003 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreases in legal fees which were substantially higher for the period ended June 30, 2016, due to a successful defense of a law suit against the Company and its executives.

For the three months ended June 30, 2017, the Company incurred $8,813 in general and administrative expense as compared to $32,619 for the same period in the prior year; a decrease of $23,806 or 73.0%. The decrease is in conjunction with our decrease in managerial salaries, travel expense, rent expense, investor relations cost, and miscellaneous fees.

Net Loss

For the three months ended June 30, 2017, we realized a net loss of $102,790 as compared to net loss $945,926 for the same period in the prior year.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Revenues

For the six months ended June 30, 2017, the Company recorded $1,251,500 in revenue, compared to revenue of $49,346 for the six months ended June 30, 2016. The cost of goods sold was $819,000 compared to $31,500 of the cost of goods sold in the prior period. The increase was due to increases in the number of gaming machines sold during six month ended June 30, 2017, compared to the number of machines sold during six months ended June 30, 2016.  Gross profits were $432,500 and $17,846 for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

For the six months ended June 30, 2017, the Company incurred commission expense of $139,650 compared to $6,650 for the six months ended June 30, 2017.  The increase is due to the commission paid in sales of gaming machines sold.

For the six months ended June 30, 2017, the Company incurred $31,583 in marketing expense as compared to $-0- for six months ended June 30, 2016. The increase is from financial marketing and investor relations activities.

For the six months ended June 30, 2017, the Company incurred $125,778 in professional fees compared to $729,123 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreases in legal fees which were substantially higher for the six month period ended June 30, 2016, due to a successful defense of a law suit against the Company and its executives.

For the six months ended June 30, 2017, the Company incurred $26,668 in general and administrative expense as compared to $48,989 for the same period in the prior year; a decrease of $23,806 or 45.5%. The decrease is in conjunction with our decrease in managerial salaries , travel expense, rent expense, investor relations cost, and miscellaneous fees.

Net Loss

For the Six months ended June 30, 2017, we realized a net loss of $252,912 as compared to net loss $1,290,223 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $231,483 for the six months ended June 30, 2017, compared to ($412,733) used in operating activities for the six months ended June 30, 2016. This increase in cash used was mainly attributable to increases in stock issued for inventory purchases, adjustments for accrued compensation and accrued interest.

Net cash flows provided by investing activities at -0- for the six months ended June 30, 2017, compared to ($708) for the six months ended June 30, 2016. The decrease was primarily from no such action occurred during the quarter ending June 30, 2017.

Net cash used in financing activities was ($219,114) for the six months ended June 30, 2017, compared to $427,088 provided by financing activities for the six months ended June 30, 2016. The decrease was primarily due to payments on both notes and director loans, accordingly.

Our obligations are being met on a month-to-month basis as cash becomes available and believe the present cash flow will not be sufficient to meet current and future obligations.

We have incurred losses since our inception and continue to require additional capital to fund operations and development. As such, our ability to pay our already incurred obligations is mostly dependent on the Company being able to have substantially increased revenues and raising substantial additional capital through the sale of its equity or debt securities. There can be no assurance that the Company will be successful in accomplishing any of the preceding.

The costs to operate our current business are approximate $65,000 per month.  For us to cover our monthly operating expenses, we would have to generate revenues of approximately $100,000 per month. Accordingly, in the absence of revenues, we will need to secure $65,000 in equity or debt capital and directors’ loans each month to cover overhead expenses. To remain in business for one year without any revenues, we would need to secure $800,000, approximately.

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

Adequacy of Working Capital

We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from operations, or borrowings.  See Item 7.  “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.” If we are not able to raise additional capital as described above, or if we are unable to raise additional capital on terms that are reasonable, we would not be able to continue and our business would fail.  As of the date of this report, we do not have any commitments for financin

Our Financial Results May Be Affected by Factors Outside of Our Control

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

We recognize revenue in accordance with FASB ASC 605, “Revenue Recognition.”  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement

Corporate Actions

On February 13, 2017 the Company filed with U.S. Securities and Exchange Commission an Information Statement- DEF 14 C, which was mailed to its shareholders of record as of January 16, 2017.  The mailer voted in favor of a Reverse Stock Split, Election of Directors, Authorization of additional Class of Shares and Change in Auditor.

Reverse Stock Split

The Articles of Incorporation of the Company were amended to provide that each three hundred shares of common stock outstanding will be converted into one share of common stock (reverse 300:1) of the Company. On April 3, 2017, FINRA-approved the Company's 1:300 reverse stoc

Current Directors

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

On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent public accountants.  On April 16, 2017, BF Borges CPA PC became the Company's new auditing firm, located in Colorado (see Form 8-K).

Contract Cancellations, Contract Changes, and Officer Changes

Jack Frydman's consulting agreement was cancelled January 6, 2017, and no further compensation has been given to him since September 1, 2016.  Mr. Frydman agreed to the cancellation of his contract. Mr. Martin Wolfe resigned as the Company's CFO and Treasurer, effective February 28, 2017. Mr. Richard Kaiser February 28, 2017 was appointed as Interim CFO, whereas Mr. Kaiser's positions with Company are Interim CFO, Secretary, Corporate Governance Officer and Director. On January 6, 2017 the Company's Investor Relation Firm RedChip Companies, Inc. agreed to reduce it contract compensation amount from $5,000 to $2,500 per month.  Management decided not to renew the RedChip Companies, Inc. investor relations contract which expires August 1, 2017.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competit

Item 4.Controls and Procedures.

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedur

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

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

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On the dates specified below, we have issued shares of our common stock to various parties:

- On February 1, 2017 we issued 3,334 share of restricted 144- common stock to RedChip Companies, Inc., for Public Relations services per a contract, with a value of $7,500.00*

- On April 6, 2017 we issued 441,176 shares to Mr. Julios Kosta on an advance asset purchase contract of 100 gaming machines, valued at $225,000.

- On May 30, 2017 we issued 321,429 shares to Mr. Julios Kosta on an advance asset purchase contract of 100 gaming machines, valued at $225,000.

- On May 30, 2017, we issued 75,000 share of our common stock to Ms. Kim Davis of Var Growth, Inc. for marketing consultation services as per contract terms, valued at $52,500 (1).

- On June 2, 2017 we issued 40,000 shares to Mr. Toghrol Dindoust on a promissory note conversion valued at $22,400.

- On July 5, 2017 we issued 72,520 shares to Mr. Martin Wolfe on conversion of his October 3, 2016 promissory note, valued at $221,256.

(1) The Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares, 75,000 shares effective May 30, 2017.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, of which -0- shares are issued and outstanding.  There is no trading market for the shares of our preferred stock.

On June 18, 2017 all shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those shares cancelled and return to Company's Preferred 'A' Share treasury, leaving -0- shares issued and outstanding.  No compensation was given to the Preferred ‘A’ share cancellation and return.

Pending Machine Sales Contract

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

Item 6.-Exhibits.

Exhibit No.	Identification of Exhibit
10.1*	Promissory Note- Marty Wolfe-June 22, 2017 (filed on FORM 10-Q as Exhibt 10.1-07/11/2017)
10.2*	Machine Loan- Rentcom, Inc.-June 30, 2017 (filed on FORM 10-Q as Exhibit 10.2-07/11/2017)
10.3*	Machine Loan-Investcom, Inc.-June 30, 2017 (filed on FORM 10-Q as Exhibit 10.3-07/11/2017)
10.4*	Promissory Note -Toghrol Dindoust- June 2, 2017 (Filed on FORM 10-K as Exhibt 10.43 -06/23/2017)
10.5*	Promissory Note Conversion- Marty Wolfe- July 5, 2017 (Filed on FORM 10-K as Exhibt 10.37 -06/23/2017)
10.6*	Contract Kim Davis- May 30, 2017 (Filed on FORM 10-Q as Exhibt 10.4 -07/11/2017)
31.1**	Certification of Chief Executive Officer of Bravo Multinational Incorporated pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification Chief Financial Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1**	Press Release –June 26, 2017
99.2**	Press Release –July 11, 2017.
101*	XBRL Exhibts

____________

* Previously filed

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: July 31, 2017

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer and Chairman

By /s/Richard Kaiser

Richard Kaiser, Interim Chief Financial Officer, Secretary, and Director