Form 10-Q
period 2017-09-30
Bravo Multinational Inc.
filed 2017-11-20
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Total shares outstanding common shares as of November 20, 2017 are 5,046,342 with 118 security holders.

Item 6.	Exhibits	28
	Signatures	28

PART I – FINANCIAL INFORMATION

Item 1.- Financial Statements.

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
September 30, 2017

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ 3,426	$ —
Accounts Receivable - Related Party	42,312	—
Inventory	9,000	198,000
Note Receivable	2,725	—
Notes Receivable - Related Party	418,000	—
Prepaid Expenses	36,565	5,452

Total Current Assets	512,028	203,452

Property and Equipment - Net of Accumulated Depreciation	3,515,137	637

Total Assets	$ 4,027,165	$ 204,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$ —	$ 1,638
Accounts Payable and Accrued Expenses	147,753	111,395
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	99,000
Gaming Machines Loan Payable - Related Party	1,748,700	—
Notes Payable	9,490	15,074
Notes Payable - Related Party, Current	20,246	501,970
Accrued Compensation	9,500	560,000
Accrued Interest	131,216	41,409
Directors Loans	948,086	1,376,480

Total Current Liabilities	3,055,291	2,742,766

Notes Payable - Related Party, Net of Current	462,886	167,324

Total Liabilities	3,518,178	2,910,090

Stockholders' Equity
Common Stock - $.0001 Par; 1,000,000,000 Shares Authorized,
5,046,342 and 858,536 Issued and Outstanding, Respectively	504	85
Preferred Stock: 50,000,000 Shares Authorized,
-0- and 5,000,000 Issued and Outstanding, Respectively	—	500
Additional Paid-In-Capital	27,066,371	23,466,691
Accumulated Deficit	(26,557,888)	(26,173,277)

Total Stockholders' Equity	508,987	(2,706,001)

Total Liabilities and Stockholders' Equity	$ 4,027,165	$ 204,089

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue
Sale of Equipment	$ 416,000	$ —	$ 1,667,500	$ 49,346
Machine Income	148,478	—	148,478	—

Total Revenue	564,478	—	1,815,978	49,346

Cost of Sales	307,313	—	1,126,313	31,500

Gross Profit	257,165	—	689,665	17,846

Expenses
Commissions	47,500	—	187,150	6,650
General and Administrative	304,257	365,265	745,316	1,664,968
Marketing	1,250	10,000	32,833	10,000

Total Expenses	353,007	375,265	965,299	1,681,618

Loss from Operations	(95,842)	(375,265)	(275,634)	(1,663,772)

Interest Expense	35,857	16,566	108,977	18,283

Net Loss for the Period	$ (131,699)	$ (391,831)	$ (384,611)	$ (1,682,055)

Weighted Average Number of Common Shares -
Basic and Diluted	3,432,531	1,238,434	1,935,487	1,049,222

Net Loss Per Common Shares -
Basic and Diluted	$ (0.04)	$ (0.32)	$ (0.20)	$ (1.60)

 The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

For the Nine Months Ended September 30,	2017	2016

Cash Flows from Operating Activities

Net Loss for the Period	$ (384,611)	$ (1,682,055)

Non-Cash Adjustments:
Depreciation	103,500	—
Common Stock Issued in Exchange for Services	25,000	406,961
Common Stock Issued for Debt Conversion	—	298,628
Common Stock Issued for Compensation	—	539,019
Preferred Stock Issued for Compensation	—	200,000
Common Stock Issued for Inventory Purchase	450,000	337,500
Common Stock Issued for Debt Interest	9,848	12,844
Changes in Assets and Liabilities:
Accounts Receivable - Related Party	(42,312)	—
Prepaid Expenses	3,887	72,217
Inventory	189,000	(643,500)
Note Receivable	(2,725)	—
Notes Receivable - Related Party	(418,000)	—
Accounts Payable and Accrued Expenses	36,358	166,781
Deposit on Sales	—	47,200
Accrued Compensation	351,000	18,000
Accrued Interest	89,807	—

Net Cash Flows Provide by (Used In) Operating Activities	410,752	(226,405)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	—	(708)

Net Cash Flows Provided by (Used In) Investing Activities	—	(708)

Cash Flows from Financing Activities
Deposit on Sale of Shares	—	50,000
Cash Proceeds from Notes Payable	38,400	—
Payment of Notes Payable	(11,141)	(9,998)
Bank Overdraft	(1,638)	—
Repayment of Notes Payable Related Parties	(14,753)	807
Cash Proceeds Received Notes Payable Related Parties	40,000	—
Inventory Loan Payable - Related Party, Net	(94,500)	321,750
Gaming Loan Payable - Related Party, Net	(60,300)	—
Cash Proceeds from Director's Loans	54,607	171,183
Repayment of Director's Loans	(358,001)	(302,533)

Net Cash Flows Provided by Financing Activities	(407,326)	231,209

Net Change in Cash and Cash Equivalents	3,426	4,096
Cash and Cash Equivalents - Beginning of Period	—	2,563

Cash and Cash Equivalents - End of Period	$ 3,426	$ 6,659

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Activities:
Stock Cancellation in Exchange for Note Payable	$ 5,555	$ —
Common Stock Issued for Fixed Asset Purchase	$ 1,809,000	$ —

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

During the three months ended September 30, 2017, the Company purchased 300 gaming machines with the intention of placing these machines in casinos where they will be producing a revenue stream monthly based on net wins of the each machine.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary, Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

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

   Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at lower of cost or market. For the gaming machines, if the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory consists of gaming machines which all have the same cost.  At September 30, 2017 there were 2 gaming machines valued at $9,000.  At December 31, 2016 there were 44 gaming machines in inventory valued at $198,000.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share.”  Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

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

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses. Revenue is recognized at month end when the gaming win/loss is calculated. This revenue is reported as machine income in the accompanying financial statements at September 30, 2017.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from five (5) years.  Equipment used to generate revenues are depreciated on the straight-line method over seven (7) years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Restatement

Due to the restatement of items in the year ended December 31, 2015, certain items have been restated in the nine months ended September 30, 2017.  Those items include the elimination of depreciation in the amount of $67,722. Therefore net loss for the nine months ended September 30, 2016 has decreased by $67,722 from $1,749,777 to $1,682,055.

Due to the restatement of items in the year ended December 31, 2015, certain items have been restated in the three months ended September 30, 2017.  Those items include the elimination of depreciation in the amount of $22,575, a decrease in professional fees of $4,000 and an decrease in stock compensation expense in the amount of $199,800.  Therefore net loss for the three months ended September 30, 2016 has decreased by $226,375 from $618,206 to $391,831.

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at September 30, 2017.

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

NOTE 5 – Property and Equipment

    Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Furniture and Equipment	$ 708	$ 708
Gaming Equipment	3,618,000	––
Total	3,618,708	708
Less: Accumulated Depreciation	(103,571)	(71)

Net Property, Plant and Equipment	$ 3,515,137	$ 637

For the nine months ended September 30, 2017 and 2016 depreciation expense was $103,500 and $-0- respectively.

For the three months ended September 30, 2017 and 2016 depreciation expense was $103,387 and $-0-, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  Related Party Transactions

During the three and nine months ended September 30, 2017, firty (50) and one hundred ten (110) gaming machines were sold respectively, to a company controlled by Mr. Paul Parliament the company’s chief executive officer, a related party for a total of $350,000 and $770,000, respectively for the periods then ended.  For the three and nine months ended September 30, 2017 the above mentioned sales were financed by a notes receivable in the amount of $190,000 and $342,000, respectively.  The notes receivable accrue interest at 8% and mature in December 2017.  For the three and nine months ended September 30, 2017 the above mentioned sales were financed by reducing Mr. Parliaments note payable to the company in the amount of $-0- and $76,000, respectively.

During the three and nine months ended September 30, 2017 the company sold 10 and 20 gaming machines respectively, to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $66,000 and $133,500, respectively for the periods then ended.

During the nine months ended September 30, 2017, seventy-five (75) gaming machines were sold, to a company controlled by Mr. Doug Brooks, a director of the company, a related party for a total of $525,000.  During the nine months ended September 30, 2017 the sales reduced the note payable to Mr. Brooks in the amount of $209,000 and a note receivable was established in the amount of $76,000 accruing interest at 8%, maturing in December 2017.

During the three and  nine months ended September 30, 2017, GameTouch LLC, a related party, sold equipment and collected the receipts of those sales on behalf of the company in the amount of $350,000 and $1,379,000 respectively, including those sales to related parties listed above.  GameTouch LLC also received from the company commissions in the amount of $47,500 and $187,150 for the three and nine months ended September 30, 2017, respectively, related to the sales.

During the nine months ended September 30, 2017 the company purchased 200 gaming machines for resale from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $900,000 which is to be paid 50% in cash as a note payable and 50% as common stock. 441,176 and 321,429 shares of common stock were issued in April and May 2017 respectively, to pay the $450,000 due in connection with the agreement.

During the three and nine months ended September 30, 2016, GameTouch LLC, a related party, sold equipment and collected the receipts of those sales on behalf of the company in the amount of $-0- and $49,000, respectively. GameTouch LLC also received from the company commissions in the amount of $-0- and $6,650, respectively, for the three and nine months ended September 30, 2016 related to the sales.

During the nine months ended September 30, 2016 the company purchased 150 gaming machines for resale from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $675,000 which is to be paid 50% in cash as a note payable and 50% as common stock. 41,666 shares of common stock were issued during the nine months ended September 30, 2016 to pay the $337,500 due in connection with the agreement.

Directors Loans consist of four (4) loans from directors at September 30, 2017 and December 31, 2016. The loans accrue interest at 8% and mature in October 2018.  Directors Loans were $948,086 and $1,376,480 at September 30, 2017 and December 31, 2016, respectively.  Interest Expense for the nine months ended September 30, 2017 and 2016 was $108,977 and $18,283, respectively.  Interest Expense for the three months ended September 30, 2017 and 2016 was $35,857 and $16,566, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  Related Party Transactions - continued

Notes payable - related party consists of amounts due to Julios Kosta and Martin Wolfe, both major stockholders of the company. Mr. Kosta’s loan accrues interest at 8% and matures in October 2018.  Note payable to Julios Kosta was $462,886 and $457,886 at September 30, 2017 and December 31, 2016, respectively. Mr. Wolfe’s loans both accrue interest at 8% and mature in October and May 2018, respectively.  Notes payable to Martin Wolfe were $20,247 at September 30, 2017 and $211,408 at December 31, 2016.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For the nine months ended September 30, 2017 and 2016 the Company prepaid some upcoming expenses in the amount of $587 and $-0-, respectively, which are included in prepaid expenses at September 30, 2017.  For the three months ended September 30, 2017 and 2016, the Company prepaid some upcoming expenses in the amount of $587 and $-0-, respectively, which are included in prepaid expenses at September 30, 2017.

NOTE 7 – Notes Payable

Notes Payable consists of the following unsecured notes:

	September 30,	December 31,
	2017	2016

Al Yee – Accrues 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Gabe Lupia – Non Interest Bearing, Due on Demand	––	5,000
Jack Frydman	––	584

Total Notes Payable	$ 9,490	$ 15,074

NOTE 8 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete. Amount due at September 30, 2017 and December 31, 2016 was $4,500 and $99,000, respectively.

NOTE 9 – Gaming Machines Loan Payable – Related Party

Gaming machines loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $60,300 per month is due for thirty (30) months starting September 15, 2017.  Amount due at September 30, 2017 and December 31, 2016 was $1,748,700 and $-0-, respectively.

NOTE 10 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted into 10 shares of common stock and have voting rights equal to 100 shares of common stock.

During the nine months ended September 30, 2017 all the preferred stock outstanding was returned by their respective shareholders.  No compensation was given for the stock that was returned.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Capital Stock - continued

Common Stock

On January 16, 2017 the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shaer of preferred stock.

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

NOTE 11 – Commitments

The Company leases office space in Niagara On the Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, a related party.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease has been extended through December 2017 at a reduced rate of $942. Rent expense for the three months ended September 30, 2017 and 2016 was $2,826 and $5,642, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $9,420 and $16,956, respectively.

NOTE 12 - Subsequent Events

During September and October 2017 severe weather, hurricanes, rain and flooding occurred in Nicaragua where the company has its gaming machines operating in casinos.  Lower tourism and local traffic due to these uncontrollable weather issues may have an effect on the company’s machine revenues in the fourth (4th) quarter of 2017.  No equipment was damaged during these storms.  Management cannot measure the extent these weather occurances affected the local economy which may have a direct effect on the gaming industry in Nicaragua.

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

On January 16, 2017, the Company amended its certificate of incorporation to effect a one-for-three hundred (1:300) reverse stock split.  This reverse stock split became effective as of the close of business on January 16, 2017. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split .On April 3, 2017, FINRA- recognized and allowed the Company's 1:300 reverse stock split.

The Company owns 300 gaming machines which are to become operational in numerous locations throughout Nicaragua. Management employed the services of Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, to manage the daily operations of the machines, and pays Centro de Entretenimiento y Diversion Mombacho S.A. a 25% managment fee per machine based on the net win of gaming revenues per machine.

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

13

 Current Business

We are currently engaged in the business of leasing and selling gaming equipment.  On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post reverse-split on March 6, 2014).  The closing occurred on March 6, 2014.  The gaming equipment includes approximately 67 video poker and slot machines; eight blackjack and miscellaneous game tables, and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment, and miscellaneous office equipment, like chairs and tables. After reverse stock split became effective as of the close of business on January 16, 2017, the share count on this transaction became 58,169 common stock.

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

On August 16, 2017 the Company completed an asset purchase for 300 slot and video poker machines, providing an immediate new revenue stream for Bravo. The contract is valued at $3,618,000, with the Company anticipating an approximate 30% annual return on these assets in Latin America, based on historical income data in similar locations. These 300 gaming machines are to become operational in numerous locations throughout Nicaragua. Management employed the services of Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, to manage the daily operations of the machines, and pays Centro de Entretenimiento y Diversion Mombacho S.A. a 25% managment fee per machine based on the net win of gaming revenues per machine.

On August 18, 2017, the Company upgraded its shares to the QB trading platform on OTCMARKETS.COM (OTCQB.BRVO). The OTCQB trading platform allows the Company to obtain greater market exposure as it initiates its next steps and advances the growth of the business.

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

Limited Markets.  Because we expect to be dependent primarily upon gaming operations in two markets,   Central and South America, Nicaragua,and where we expect to commence operations in Columbia., for all of our cash flow, we will be subject to greater risks than competitors with more casino customers or which operate in more markets.  We currently own casino equipment in operations in Nicaragua.  As a result, we do have current cash flow from operations in Nicaragua.

Given that our operations are currently in Nicaragua, and we expect to commence operations in Columbia, we will be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets.  The risks to which we will have a greater degree of exposure will include the following:

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

• A decline in the number of visitors to current operations in Nicaragua and where we expect to commence operations in Columbia.

Tax Laws and Regulations.  Changes in tax laws and regulations could impact our financial condition and results of operations.  We will be subject to taxation and regulation by various governmental agencies, primarily in Nicaragua and eventually in Columbia, and other Central and South American countries, and the United States (federal, state and local levels).  From time to time, U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation.  In particular, governmental agencies may make changes that could reduce the profits that we can effectively realize from our non-U.S. operations.  Like most U.S. companies, our effective income tax rate will reflect the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates.  If changes in tax laws and regulations were to significantly increase the tax rates on non-U.S. income, these changes could increase our income tax expense and liability, and therefore, could have an adverse effect on our effective income tax rate, financial condition and results of operations.

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

Our business and financing plan may be dependent upon completion of future financing's. If the credit environment worsens, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned projects, and as a consequence, our results of operations and business plans.  Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of planned projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our planned projects could be lost and would result in an impairment charge.

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

Competition

To the extent we expand our casino equipment ownership we will face competition from casino equipment suppliers, leasing affiliates of casino equipment suppliers, and independent leasing companies.  Most of our potential competitors have far greater resources than we have and have far greater experience in the casino industry than we possess.

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

Going Concern

As of September 30, 2017, the registrant had an accumulated deficit of $26,557,888.

During the nine months ended September 30, 2017, the registrant increased net cash of $410,752 from its operating activities.  These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Assets

During the period ending September 30, 2017 the Company has total assets of $4,027,165 companred to $204,089 for year ending December 31, 2016. The increase is mainly due to $3,515,137 for machine purchases the Company completed an asset purchase on August 16, 2017 for 300 slot and video poker machines.

Revenues

For the three months ended September 30, 2017, the Company recorded $564,478 in revenue, compared to revenue of $-0- for the three months ended September 30, 2016. The cost of sales was $307,313 compared to $-0- of the cost of sales in the prior period. The increase was due to the increases in machine income and in the number of gaming machines sold during three months ended September 30, 2017, compared to the number in machine income and in machines sold and during three months ended September 30, 2016.  Gross profits were $294,478 and $-0- for the three months ended September 30, 2017, and 2016, respectively.

Operating Expenses

For the three months ended September 30, 2017, the Company incurred commission expense of $47,500 compared to $-0- for the three months ended Septmber 30, 2017.  The increase is due to the commission paid in sales of gaming machines sold.

For the three months ended September 30, 2017, the Company incurred $1,250 in marketing expense as compared to $10,000 for three months ended September 30, 2016. The decrease is from limited financial marketing and investor relations activities.

For the three months ended September 30, 2017, the Company incurred $304,257 in general and administrative fees compared to $365,265 for the same period in the prior year, decrease of $61,008 or 17.0%.The decrease is in conjunction with our decrease in managerial salaries, travel expense, rent expense, investor relations cost, professional fees and miscellaneous fees. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company.

Net Loss

For the three months ended September 30, 2017, we realized a net loss of $131,699 as compared to net loss $391,831 for the same period in the prior year.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Assets

During the period ending September 30, 2017 the Company has total assets of $4,027,165 companred to $204,089 for year ending December 31, 2016. The increase is mainly due to $3,515,137 for machine purchases the Company completed an asset purchase on August 16, 2017 for 300 slot and video poker machines.

Revenues

For the nine months ended September 30, 2017, the Company recorded $1,815,978 in revenue, compared to revenue of $49,346 for the nine months ended September 30, 2016. The cost of sales was $1,126,313 compared to $31,500 of the cost of sales in the prior period. The increase was due to the increases in machine income and the number of gaming machines sold during nine months ended September 30, 2017, compared to the number in machine income and in machines sold during nine months ended September 30, 2016.  Gross profits were $726,978 and $17,846 for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses

For the nine months ended September 30, 2017, the Company incurred commission expense of $187,150 compared to $6,650 for the nine months ended September 30, 2017.  The increase is due to the commission paid in sales of gaming machines sold.

For the nine months ended September 30, 2017, the Company incurred $32,833 in marketing expense as compared to $10,000 for nine months ended September 30, 2016. The increase is from financial marketing and investor relations activities in the prior quarters reported.

For the nine months ended September 30, 2017, the Company incurred $125,778 in professional fees compared to $729,123 for the same period in the prior year. Professional fees are mainly for accounting, auditing and legal services associated with our quarterly filings as a public company. The decrease is due to decreases in legal fees which were substantially higher for the six month period ended June 30, 2016, due to a successful defense of a law suit against the Company and its executives.

Net Loss

For the nine months ended September 30, 2017, we realized a net loss of $384,611 as compared to net loss $1,682,055 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $410,752 for the nine  months ended September 30, 2017, compared to ($226,405) used in operating activities for the nine months ended September 30, 2016. This increase in cash used was mainly attributable to increases in depreciation, stock issued for inventory purchases, accrued compensation and accrued interest.

Net cash flows provided by investing activities at -0- for the nine months ended September 30, 2017, compared to ($708) for the nine months ended September 30, 2016. The decrease was primarily from no such action occurred during the period ending September 30, 2017.

Net cash used in financing activities was ($407,326) for the nine months ended September 30, 2017, compared to $231,209 provided by financing activities for the nine months ended September 30, 2016. The decrease was primarily due to payments on loan payables, notes and director loans, accordingly.

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

Reverse Stock Split

The Articles of Incorporation of the Company were amended to provide that each three hundred shares of common stock outstanding will be converted into one share of common stock (reverse 300:1) of the Company. On April 3, 2017, FINRA-approved the Company's 1:300 reverse stock split.

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

On August 15, 2017 the Company issued a promissory note to Mr. Toghrol Dindoust on the principal sum of sixteen thousand dollars US ($16,000), at an at Eight percent interest (8%) rate per annum. Payments of interest shall be made on a quarterly basis from the date of this Note until maturity Twenty Four (24) months from the date. Subsequently, the note immediately converted on August 15, 2017 to 15,000 restricted 144-shares; no interest accrued.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competition.

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

- On July 5, 2017 we issued 72,520 shares to Mr. Martin Wolfe on conversion of his October 3, 2016 promissory note, valued at $221,256.

- On August 15, 2017 we issued 15,000 shares to Mr. Toghrol Dindoust on a promissory note conversion valued at $16,000.

(1) The Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who had been hiring to provide marketing consultation.  Ms. Davis was to receive 150,000 shares of BRVO restricted 144-shares, 75,000 restricted 144-shares issued on the effective date May 30, 2017.

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

Machine Sales Contract

On August 16, 2017, Bravo Multinational Incorporated completed an asset purchase from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation, for 300 slot and video poker machines, providing an immediate new revenue stream for Bravo. The contract is valued at $3,618,000, with the Company anticipating an approximate 30% annual return on these assets in Latin America, based on historical income data in similar locations.

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

On September 1, 2017 Jthe Board of Directors agreed to provide financing for 4-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Investcom, Inc. for a financed amount of $190,000, all principle and $5,067 in interest due in one lump payment by December 30, 2017.  The loan is guaranteed by Paul Parliament, Principal Officer at Investcom, Inc.

 Consulting Agreement

On May 30, 2017, the Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares.  75,000 shares effective May 30, 2017. The remaining 75,000, which were to be issued September 30, 2017, was suspended from issuance due to the provider having medical issues. The contract is for 2-years starting May 30, 2017, at a cost of $105,000 but currently suspended.

Short Swing Sale of Securities

The Company's CEO and Chairman prior to filing a benefical ownership form realized a violation of Section 16 of the Exchange Act- Short Swing Rule. The Company handled it accordingly and the amount paid to the Company of this violation will be reported in the Company's 10-K.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
10.1*	Promissory Note- Marty Wolfe-June 22, 2017 (filed on FORM 10-Q as Exhibt 10.1-07/11/2017)
10.2*	Machine Loan- Rentcom, Inc.-June 30, 2017 (filed on FORM 10-Q as Exhibit 10.2-07/11/2017)
10.3*	Machine Loan-Investcom, Inc.-June 30, 2017 (filed on FORM 10-Q as Exhibit 10.3-07/11/2017)
10.4*	Promissory Note -Toghrol Dindoust- June 2, 2017 (Filed on FORM 10-K as Exhibt 10.43 -06/23/2017)
10.5*	Promissory Note Conversion- Marty Wolfe- July 5, 2017 (Filed on FORM 10-K as Exhibt 10.37 -06/23/2017)
10.6**	Promissory Note -Toghrol Dindoust- August 15, 2017
10.7**	Promissory Note -Investcom ,Inc- September 1, 2017.
31.1**	Certification of Chief Executive Officer of Bravo Multinational Incorporated pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification Chief Financial Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release –June 26, 2017- Advances Gaming Machine Order
99.2*	Press Release –July 11, 2017 -Cancelled Preferred 'A' Shares
99.3**	Press Release –August 21, 2017-Closes Transaction on 300 Casino Gaming Machines
99.4**	Press Release –August 29, 2017-Evaluation of Marijuana Industry
101*	XBRL Exhibts

____________

* Previously filed

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: November 20, 2017

By /s/ Paul Parliament

    Paul Parliament, Chief Executive Officer and Chairman

By /s/Richard Kaiser

Richard Kaiser, Interim Chief Financial Officer, Secretary, and Director