Form 10-K
period 2017-12-31
Bravo Multinational Inc.
filed 2019-03-08
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

                                                                                      (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53505

BRAVO MULTINATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)
Delaware	26-1266967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2020 General Booth Blvd, Unit 230 Virginia Beach, VA (principal executive offices)	23454 (Zip Code)
Registrant’s telephone number, including area code: (757)-306-6090
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] 'No [X]'

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [ ] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ X]

i

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging Growth [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2017 based on the closing sale price of $0.58 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on December 29, 2018 was approximately $706,946 (1,218,873 shares held).  The stock price of $0.58 at December 31, 2017, takes into account a one for 300 reverse stock-split on January 16, 2017.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At March 6, 2019 the registrant had outstanding 8,779,058 shares of common stock, par value $0.0001 per share.

ii

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, which is the purchase and leasing of gaming equipment.  The change of name was the to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrant's name the trading symbol for the shares of the  Registrant's common stock has been changed to “BRVO.” Registrant's CUSIP identifier has been changed to 10568F109.

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

On January 16, 2017, The Board of Directors of the Company unanimously approved an amendment to the Company’s Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-three hundred (1-for-300) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware. The amended Articles of Incorporation increased the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $.0001 per share. The preferred shares are blank check preferred. Registrant's CUSIP identifier has been changed to 10568F208.

Former Business

Over the years, and prior to our entry into the business of the leasing of gaming equipment as described below, we have been engaged in various businesses, including the leasing of mining claims. On September 14, 2007, we acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho from Bisell Investments Inc. and New Vision Financial Ltd., two of our then major stockholders, for a total of 90,000,000 shares of our common stock.  We acquired a 100% interest in 103 acres, and a 29.167% interest in 76.63 acres, respectively.  We also leased five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management (the “BLM”), each of which covered approximately 20 acres, or approximately 100 acres in total.

We currently own 76.63 acres within seven patented claims with a 29.167% ownership interest.   We allowed all of our BLM unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims were fully impaired due to lack of economic viability of such properties.

For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.  However it should be noted that we were not at any time a mining operator.  As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our new business of the leasing and selling of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties.

Current Business

We are currently engaged in the business of leasing and selling gaming equipment. We, however, ceased operations in Nicaragua due to political and economic instabilities. We are planning to operate our business in the US and other more stable democracies in Latin America.

On September 19, 2013, Universal Equipment SAS, Inc., our wholly-owned subsidiary, entered into an asset purchase agreement to acquire certain gaming equipment from Universal Entertainment SAS, Ltd., a corporation formed under the laws of the Country of Colombia, for 17,450,535 shares of our common stock (post reverse-split on March 6, 2014).  The closing occurred on March 6, 2014.  The gaming equipment included approximately 67 video poker and slot machines; eight blackjack and miscellaneous game tables, and related furniture and equipment; roulette table and related furniture and equipment; bingo equipment and furniture; casino chips, bill acceptors, coin counter and related equipment, and miscellaneous office equipment, like chairs and tables.

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

The above referred to lease agreement was cancelled by Universal Equipment SAS, Inc., on June 18, 2015, due to non-payment of the lease payments.  And, Universal Equipment SAS, Inc. ceased operations and the inventory of machines was subsequently written-off.

       On May 4, 2016 the company closed an “Equipment Purchase Contract” agreement to purchase 500 gaming machines from Centro de Entretenimento y Diversion Mombacho S.A., a Nicaraguan corporation. The company then initiated a program to offer for retail sale individual gaming machines. The company engaged GameTouch LLC to oversee the promotion and sale of this equipment.

On May 30, 2017 the Company signed an agreement to purchase 100 additional gaming machines (as per the Equipment Purchase Contracts signed May 4, 2016) for a total new advance of 100 units in aggregate at a cost of $445,000 to be paid 50% in cash as a loan payable and 50% in common restricted stock.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Rentcom, Inc. for a financed amount of $76,000.   The note earns $3,040 in interest, which is due in one lump payment by December 30, 2017.  The Loan is guaranteed by Douglas Brooks, Principal officer at Rentcom, Inc. (read Subsequent Event section).

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Investcom, Inc. for a financed amount of $152,000. This note earns $6,080 in interest, which is due in one lump payment by December 30, 2017.  The loan is guaranteed by Paul Parliament Principal Officer at Investcom, Inc. (read Subsequent Event section).

On August 16, 2017 the Company completed an asset purchase for 300 slot and video poker machines, providing an immediate new revenue stream for Bravo. The contract is valued at $3,618,000.  These 300 gaming machines were to become operational in numerous locations throughout Nicaragua. Management employed the services of Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, to manage the daily operations of the machines, and the Company pays Centro de Entretenimiento y Diversion Mombacho S.A. a 25% managment fee per machine based on the net win of gaming revenues per machine.

On August 18, 2017, the Company upgraded its shares to the QB trading platform on OTCMARKETS.COM (OTCQB.BRVO). The OTCQB trading platform allowed the Company to obtain greater market exposure as it initiates its next steps and advances the growth of the business.

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament.

During October 2017 severe weather, hurricanes, rain and flooding occurred in Nicaragua where the company had its gaming machines operation. Lower tourism and local traffic due to these uncontrollable weather issues had an effect on the Company’s machine revenues during the fourth quarter of 2017. The Company had purchased 300 gaming machines that were placed in casinos where they were producing a monthly revenue stream based on net wins of the each machine. Consequently, revenue and account receivable due on these machines cannot be collectable due to the social and economic conditions which prevailed after the storms. Currently, the country has economic and trade sanctions in place by the U.S. Government.

On or about the first week of December 2017, Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC notified management of serious issues throughout the Country of Nicaragua. Civil unrest started due to lack of simple social services, like electricity, running water and destroyed infrastructure from Hurricane Nate.  The ever growing political and civil unrest affected the country’s economy, which had a direct effect on the gaming industry in Nicaragua. The dangerous situation throughout Nicaragua eliminated BRVO from operating its gaming interests, effectively. Subsequently, The US Government placed trade and financial sanctions on the Government of Nicaragua, which greatly affected BRVO’s business practices in the Country (read “Subsequent Event Section” of the Filing).

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bravomultinational.com, shall not constitute part of this report.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

We sub-leased 1,200 square feet of office space at 590 York Road, Unit 3, Niagara On The Lake, Ontario, CANADA L0S 1J0, from a Canadian company owned by Paul Parliament, our chairman and president, under a sub-lease that runs from April 10, 2015, to May 20, 2017, at a rate of $1,884 per month.  This sub-lease was extended until December 31, 2017 and the monthly rental amount for the months of February 2017 through November 2017 were reduced to $942.00.   We expect that we could locate other suitable facilities at comparable rates, should we need more space. In November 2018, the Company moved its offices to 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser.

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

Not applicable

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

On June 18, 2017 all shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those shares cancelled and return to Company's Preferred 'A' Shares to treasury, leaving zero shares of preferred stock issued and outstanding.

The following table sets forth the high and low bid prices for our common stock on the OTCBB, the OTCQB, and the OTCPK as reported by various market makers.  The quotations do reflect the one for 300 reverse split of our common stock that was effective January 16, 2017 but it does not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2016 Quarter Ended:
March 31, 2016	$0.068	$0.04
June 30, 2016 September 30, 2016 December 31, 2016	$0.0799 $0.032 $0.0325	$0.0169 $0.0106 $0.0033

	High	Low
Fiscal 2017 Quarter Ended (1):
March 31, 2017	$0.90	$0.99
June 30, 2017 September 30, 2017 December 31, 2017	$3.49 $1.05 $0.68	$3.20 $0.90 $0.55

(1) This price takes into account the one for 300 reverse split which occurred on January 16, 2017.

As of December 31, 2017 we had 3,812,391 shares of our common stock outstanding.  Our shares of common stock are held by approximately 118 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of “Blank Check” Preferred stock, par value $0.0001 per share.  There are no “Blank Check” preferred shares outstanding and no trading market for the shares of our preferred stock.

On June 18, 2017 all shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those shares cancelled and return to Company's Preferred 'A' Share treasury, leaving zero shares issued and outstanding.

As Such, the Preferred ‘A’ Shares have been cancelled and no issuances of the “Blank Check” Preferred have occurred as of December 31, 2017.

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

- On July 20, 2016 we issued 24,766 of our common stock to Douglas Brooks for Promissory Note conversion with a value of $112,275.*

- On July 20, 2016 we issued 42,219 of our common stock to Paul Parliament for Promissory Note conversion with a value of $191,614.*

- On August 1, 2016 we issued 3,334 shares of our common stock to RedChip Companies Inc., for Public Relations services as per a contract, with a value of $17,000*

- On September 19, 2016 we returned to treasury for cancellation 10,000 shares of our common stock issued to FMW Media Works Corp., with original issuance value of  $84,000.*

-On April 6, 2017 we issued 441,176 shares to Mr. Julios Kosta on an advance asset purchase contract of 100 gaming machines, valued at $225,000.

-On May 30, 2017 we issued 321,429 shares to Mr. Julios Kosta on an advance asset purchase contract of 100 gaming machines, valued at $225,000.

-On May 30, 2017, we issued 75,000 shares of our common stock to Ms. Kim Davis of Var Growth, Inc. for marketing consultation services as per contract terms, valued at $52,500 (1).

-On June 2, 2017 we issued 40,000 shares to Mr. Toghrol Dindoust on a promissory note conversion valued at $22,400.

-On July 5, 2017 we issued 72,520 shares to Mr. Martin Wolfe on conversion of his October 3, 2016 promissory note, valued at $221,256.

-On August 15, 2017, we issued 15,000 shares to Mr. Toghrol Dindoust on a promissory note conversion valued at $16,000.

(1) The Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, who has been hiring to provide marketing consultation.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares, 75,000 shares effective May 30, 2017, subsequently, the contract was cancelled in August, 2017 for specific non-performance.

*Adjustments to stock issuance accounts for the reverse split of 1:300 common shares effectuated April 3, 2017, all fractional share amounts after split round upwardly to next whole share

The securities described above were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act.  Each investor acquired his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our securities.  Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Each certificate contained a restrictive legend as required by the Securities Act.  Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

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

On November 27, 2018 the Company filed with the U.S. Securities and Exchange Commission a Schedule 14f-Notice of Change in the Majority of the Board of Directors. This filing occurred due to the fact that Mr. Paul Parliament and Mr. Douglas Brooks resigned on November 19, 2018 their positions as both officer and directors of the Company, and reported that directors of Company are Mr. Merle Ferguson and Mr. Richard Kaiser (read “Subsequent Event section).

Reverse Stock Split

The Articles of Incorporation of the Company were amended to provide that each three hundred shares of common stock outstanding will be converted into one share of common stock (reverse 300:1) of the Company.

Preferred Shares Cancelled

On June 18, 2017 all Preferred Shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those shares cancelled and return to Company's Preferred 'A' Share treasury, leaving zero Preferred Shares issued and outstanding.

Election of Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Paul Parliament	Director*
Douglas Brooks	Director*
Richard Kaiser	Director
* Resigned in November 19, 2018

Authorization of Additional Shares

The Company's Articles of Incorporation amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares have a par value of $.0001 per share. The preferred shares are blank check preferred and they may be issued with the preferences determined at the discretion of the board of directors.  There were no preferred shares outstanding as of December 31, 2017.

Change in Auditor

Kappin Professional Corporation, Certified Public Accountants, Licensed Public Accountants, was approved to act as our outside auditors for our fiscal year ending December 31, 2016 and December 31, 2017.  Kappin Professional Corporation subsequently resigned from this position.

On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent public accountants. On April 16, 2017, BF Borges CPA PC located in Colorado became the Company's new auditing firm (See Form 8-K dated April 12, 2017).

Contract Cancellations, Contract Changes, and Officer Changes

Jack Frydman's consulting agreement was cancelled January 6, 2017, and no further compensation has been given to him since September 1, 2016.  Mr. Frydman agreed to the cancellation of his contract.

Mr. Martin Wolfe resigned as the Company's CFO and Treasurer, effective February 28, 2017. On that date, Mr. Richard Kaiser was appointed as Interim CFO.  Accordingly, Mr. Kaiser's current positions with the Company are Interim CFO, Secretary, Corporate Governance Officer and Director.

On January 6, 2017 the Company's Investor Relation Firm, RedChip Companies, Inc. agreed to reduce it contract compensation amount from $5,000 to $2,500 per month.  Management decided not to renew the RedChip Companies, Inc. investor relations contract which expired August 1, 2017.

On May 30, 2017, the Company’s Board of Directors agreed to hire Var Growth, Inc., a Florida Corporation, to provide marketing consultation.  Var Growth is to receive 150,000 shares of BRVO restricted shares. 75,000 shares were issued on May 30, 2017 as compensation for all services. The remaining 75,000, which were to be issued September 30, 2017, were suspended from issuance due to non-performance. The contract was for 2-years starting May 30, 2017, at a cost of $105,000 but it was cancelled.

The Company's head office rent was extended to December 31, 2017 with a rent reduction from $1884 per month to $942 per month for the months of February 2017 through November 2017.

In November 2018, the Company moved it office to 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, this move correlated with the resignation of Mr. Paul Parliament and Mr. Douglas Brooks as officers and directors of the Company.

Recapitalization

  On April 3, 2017, FINRA-approved the Company's 1:300 reverse stock split.

Promissory Note

On June 2, 2017 the Company issued a promissory note to Mr. Toghrol Dindoust on the principal sum of twenty two thousand dollars US ($22,400), at an at Eight percent interest (8%) rate per annum. Payments of interest shall be made on a quarterly basis from the date of this Note until maturity Twenty Four (24) months from the date. Subsequently, the note immediately converted on June 2, 2017 to 40,000 restricted 144-shares valued at $40,400. A loss on conversion was recorded by the Company in the amount of $18,000. No interest was accrued.

On June 22, 2017 the Company issued a promissory note in the principal amount of $35,000. The note was for a term of 12 months and it earned interest at 8% per annum.  The note was issued as a full settlement for wages resulting from Mr. Wolfe’s past employment contract.

On July 5, 2017 Mr. Martin Wolfe converted his October 3, 2016 promissory note of $208,732 plus accrued interest of $12,523 for total note conversion of $221,256 to common restricted shares. The Company issued 72,520 shares of 144-restricted Common stock valued at $3.051 per shares based on a three days trailing average, in accordance with the terms of the note, which resulted in a value of $252,370.  Accordingly, a loss on conversion was recorded by the Company in the amount of $31,115.

On August 15, 2017 the Company issued a promissory note to Mr. Toghrol Dindoust in the principal amount of sixteen thousand dollars US ($16,000).  The note earned interest at Eight (8%) percent per annum. Payments of interest were due to be made on a quarterly basis from the date of the Note until its maturity Twenty Four (24) months from the date of issuance. Subsequently, the note was converted on August 15, 2017 to 15,000 shares of restricted Rule 144-shares of common stock. The value at the date of conversion was $27,000, and accordingly a loss on conversion was recorded by the Company in the amount of $11,000.

On September 11, 2017 the Company issued a promissory note on the principal sum of $125,000 (one hunderd twenty five thousand dollars), paying an 8% (eight percent) annualized interest rate. Subsequently, the note immediately converted on September 12, 2017 to 245,098 restricted 144-shares; no interest accrued.  The value at the date of conversion was $245,098, accordingly a loss on conversion was recorded by the Company in the amount of $120,098.

On December 31, 2017, the Board of Directors unanimously agreed to allow Marsdi  Parliament, daughter to Paul Parliamnet, to cancel and return to the Company’s treasury 245,098 of common shares.  The Board, in turn, recognized and approved a promissory note, which was issued to Ms. Parliament on

December 31, 2017 with a face value of $125,000 (one hunderd twenty five thousand dollars).  This note paid interest at 8% (eight percent) per annum.  The term on the note is 24-months from date of issuance, and it matures on December 31, 2019.  The note can be converted at any time at ten cents ($0.10) per common share.

On December 31, 2017, the Board of Directors unanimously agreed to allow Isabell Pilon to cancel and return to the Company’s treasury 245,098 common shares.The board, in turn, recognized and approved the promissory note with a, face value of $125,000 (one hunderd twenty five thousand dollars).  The note pays interest at eight (8%) percent per annum.  The term on the note is 24-months from date of issuance, and it matures on December 31, 2019.  At anytime, the note may be converted into common shares at ten cents ($0.10) per share.

                   Gaming Machine Loans

On June 30, 2017 the Board of Directors agreed to provide financing to Rentcom. Inc, in the form of a promissory note for gaming equipment. The principal amount of the note was $76,000, and all principle plus $3,040 in interest was due in one lump payment by December 30, 2017. Rentcom, Inc. is an entity owned by Douglas Brooks. As if the date of this filing, since the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $76,000.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-months (due December 30, 2017) for gaming equipment purchased by Investcom, Inc. The face value of the note is $152,000, and all principle and $6,080 in interest is due in one lump payment on December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. As if the date of this filing, since the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $152,000.

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. As if the date of this filing, since the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000.

                 Consulting Agreement

On May 30, 2017, the Company’s Board of Directors agreed to hire Ms. Kim Davis, Var Growth, Inc., a Florida Corporation, to provide marketing consultation services.  Ms. Davis is to receive 150,000 shares of BRVO restricted 144-shares.  She is also to receive 75,000 shares of common stock on May 30, 2017. The remaining 75,000 shares were to be issued September 30, 2017. The Contract is for 2-years starting May 30, 2017, at a cost of $105,000. Due to illness and non-performance by its principal officer, the Board of Directors cancelled the Note in August, 2017.

Subsequent Events

Throughout the operational year, 2018, the Company struggled to maintain its gaming operations.  The politically unstable situation in Nicaragua, in addition to US financial and trade sanctions against the current Nicaraguan Government, caused Bravo Multinational, Inc. to reassess it gaming operations.   As such, on Nov 18, 2018, management changed the direction of the Company by evaluating gaming operations as they might exist in the USA and Canadian markets and other more stable democracies within Latin America. Additionally, Management looked at other opportunities outside of the casino gaming industries as those opportunities present themselves. If a viable opportunity becomes available, management will determine if such an opportunity is accretive to the Company and can create shareholder value.

On, January 01, 2018 the Company moved it primary office location from 590 York Road, Unit 3, Niagara On The Lake, Ontario Canada, L0S 1J0 to 30 West Beaver Creek Rd. Unit # 110 Richmond Hill, Ontario, Canada L4B 3K1.

On January 18, 2018, Mr. Marty Wolfe, former director and Chief Financial Officer, pursed a civil legal action against the Company for a default on money owed per terms of his Promissory Note- dated June 22, 2017.  On December 28, 2018, the Company worked out a settlement and Mr. Ferguson, CEO and Chairman paid $19,500 to resolve the civil suit as an out of court settlement.

On March 13, 2018 the Board of Directors unanimously agreed to change the conversion price of all current Promissory Notes outstanding to $0.10 (ten cents), and any stock issuance done on these Promissory Notes shall be freely trading shares in accordance with the rules and regulation of the SEC on aged debt conversion issuances.

On March 15, 2018 Bravo filed a Form S-8 Registration Statement in order to pay its corporate executives. All overdue accrued wages up through March 31, 2018, and its 2017 Executive/Consultant bonuses were paid in shares from the effective S-8 share registration.  These shares were issued at the closing bid-price of the Company stock prior trading day and before March 31, 2018.

On March 13, 2018, the Board of Directors unanimously agreed to allow Marsdi  Parliament, daughter to Paul Parliament, to convert her promissory note for ten cents ($0.10) per common share.

On March 13, 2018, the Board of Directors unanimously agreed to allow Isabell Pilon to convert her primssory note for ten cents ($0.10) per common share.

On November 20, 2018, following the completion of a search for new business opportunities in its gaming machine business, management decided to change the ownership and management of the Company (the “Transaction”).  As a result of this Transaction BRAVO has agreed to reconstitute the Board of Directors and Executive Officers.  The Information Statement filed on Form 14f-1 contained information about persons who will serve as officers of the Company or as Directors on the Board of Directors going forward.

On November 27, 2018, the Company moved its offices to 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454.  The Company pays no rent, shares its phone number 757-306-6090 at no charge, and shares its office space with YES INTERNATIONAL.  YES INTERNATIONAL is owned and operated by our secretary, Acting CFO and director, Mr. Richard Kaiser.

On November 27, 2018 The Company’s Management filed a SCHEDULE 14f-1, a notice of change in control of the Registrant with the SEC.

On December 10, 2018 the Board made the following decisions:

•

The Board of Directors appointed Mr. Merle Ferguson as director of the Company.  Mr. Ferguson accepted the nomination.

•

The Board of Directors, which included Mr. Merle Ferguson, as newly appointed director, voted unanimously to amend the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten Cents) per share to $0.20 (twenty cents) per share on all promissory notes with accrued interest at 8% per annum owed as of November 18, 2018, including the promissory notes which were due in October 2018.

•

The Board of Directors agreed to pay all accrued executive officer and director wage compensation in S8 registered stock for wages earned during the period from April 1, 2018 to November 18, 2018.

•

The Board of Directors accepted the resignations of Mr. Paul Parliament as President and CEO, and Mr. Douglas Brooks as Vice-President.

•

The Board nominated Mr. Merle Ferguson as the Company’s new President and CEO, and Mr. Ferguson accepted the positions as the Company’s new CEO/President.  The Board thanked Mr. Parliament and Mr. Brooks for their services as officers of the Company.  Mr. Parliament and Mr. Brooks resigned for other personal interests and had no arguments with the Company’s other officers and its board of directors.

•

The Board of Directors nominated Mr. Merle Ferguson as the Company’s Chairman of the Board, and Mr. Ferguson accepted the Chairman position.  At the same time, the Board of Directors accepted the resignation of both Mr. Paul Parliament and Mr. Douglas Brooks as directors of the Company.  Mr. Parliament and Mr. Brooks resigned for personal reasons and had no argument with the Company’s officers and its board of directors.

As of December 31, 2018, the 2 remaining gaming machines owned by Bravo Multinational, Inc. have been written off as a non-performing asset due to the fact the Company cannot collect on gaming monies due to the economic and political upheavals in Nicaragua.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “BRVO” and “Bravo Multinational Incorporated,” all refer to  the “Company”.

As mentioned above, over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we had been engaged in the business of owning and leasing mining claims,  see “Item 1.  Business - Former Business.”

For a complete discussion of our former leasing of mining claims, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

Reverse Stock Split

-16--

On January 16, 2017, the Company amended its certificate of incorporation to effect a one-for-three hundred (1:300) reverse stock split.  This reverse stock split became effective as of the close of business on January 16, 2017. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

Going Concern

As of December 31, 2017, Bravo Multinational had an accumulated deficit of $27,938,281.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues will improve the Company's operating results.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. This issue is addressed in footnote 4 to the finanical statements.

Year Ended December 31, 2017, compared to the Year Ended December 31, 2016

Revenues for the Company’s year ended December 31, 2017 totaled $1,815,978 and for year ended December 31, 2016 totaled $741,845 from sales of its gaming machines. The increase of $1,031,820 as compared to the same period ending December 31, 2016 was attributed to increase in sales of the Company’s gaming machines. No machines sales occurred during the 4th quarter ending December 31, 2017 in part due to the civil and governmental unrest throughout Nicaragua which caused the Company to suspend its gaming operations in this area.

Cost of Goods Sold for the year ending December 31, 2017 totaled $1,356,326 compared to $477,000 for year ended December 31, 2016. The $879,326 increase in cost of goods sold was due to increases in the number of gaming machines sold, 242 machines sold in 2017 compared to 106 machines sold in 2016, and depreciation cost $258,382 associated to the 300 machines owned by Bravo Multinational, Inc.

Gross margins in 2017 and 2016 were 25.3% and 35.7%, respectively, the decrease in 2017 was due the increases in gaming machine sold, 242 machines sold in 2017 compared to 106 machines sold in 2016. And, included in 2017 increase of cost of goods sold is $258,382 of depreciation from 300 machines purchased by the company to create income in the form of machine income.

Gross profit for the year ended December 31, 2017 was $459,652 as compared to gross profit for $264,845 for the year ended December 31, 2016. The $194,807 increase in gross profit for the period ended December 31, 2017 compared to year ended December 31, 2016 was due to an increase in gaming machine sales during 2017.

General and Administrative expenses for the year ended December 31, 2017 totaled $597,484 compared to $157,884 for December 31, 2016, primarily due to increases in bad debt expense of $463,037.

Net Loss

Net loss for the year ending December 31, 2017 and 2016, $1,765,004 and $2,184,472, respectively.

Liquidity and Capital Resources:

As of December 31, 2017, our assets totaled $474, which consisted of mainly cash and Property & Equipment- net of accumulative depreciation. The Company’s total liabilities were $2,180,140 which consisted of accounts payable accrued expenses / fees and director loans. As of this date the Company had an accumulated deficit of $27,938,281 and working capital of deficit of $1,699,195.

As of December 31, 2016, our assets totaled $204,089, which consisted of mainly of prepaid expenses and inventory. The Company’s total liabilities were $2,910,090 which consisted of accounts payable, accrued expenses / fees and director loans. As of this date the Company had an accumulated deficit of $26,173,277 and working capital of deficit of $2,539,314.

Our independent auditors, in their report on the financial statements, have indicated that the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

New Accounting Pronouncements

Bravo Multinational Incorporated does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Accounting Principals

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including those dealing with revenue recognition.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer.

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2)Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

Subsequently, we adopted this ASU on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent public accountants. On April 16, 2017, BF Borges CPA PC became the Company's new auditing firm.  They are located in Colorado (see Form 8-K filed April 14, 2017).

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that:

 (i) pertain to the maintenance of records that~~,~~  in reasonable detail~~,~~  accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:

•

The Company has inadequate segregation of duties within its cash disbursement control design.

•

During the year ended December 31, 2017, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

•

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this~~.~~annual report.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational as of December 31, 2017:

Name	Age	Position	Director Since
Paul Parliament	52	Chairman of the Board, Chief Executive Officer, President, and Director	2012
Douglas Brooks	50	Vice President and Director	2015
Richard Kaiser	54	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016

The following sets forth biographical information regarding the Company’s directors.

Paul Parliament has been a member of our board since October 31, 2012.  For the last seven years, Mr. Parliament has served as president of The Parliament Corporation and The Parliament Apartment Corporation, which are in real estate and development business.  Mr. Parliament has over 30- years experiences as a successful real estate developer, and as president of “Marsadi Layne Properties, Inc.,” “The Parliament Corporation,” “P.D.P Developments, Inc.,” and “The Parliament Apartment Corporation.”  Mr. Parliament has knowledge of property acquisitions, corporate finance, planning, permitting, staffing, management, and strategic business planning. On November 19, 2018 Mr. Parliament resigned as both officer and director.

Douglas Brooks has had a career in real estate.  From 1994 to 2000, he was secretary and director of Marsadi Layne Properties Inc., a large real estate property manager and developer in Southern Ontario.  From 1996 to 2015, Mr. Brooks has been president and chief executive officer of Rentcom Plus Inc., a privately owned real estate corporation.  Mr. Brooks has also been involved in corporate business including property management, finance and real estate redevelopment.  He is a Member Broker and Broker of Record for the Real Estate Council of Ontario. On November 19, 2018 Mr. Brooks resigned as both officer and director.

Richard Kaiser is the Company's Director Acting CFO, corporate secretary and corporate governance officer. He has served as an officer and Co-Owner of Yes International since July, 1991.  Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. It has revenues of approximately $200,000 and it has four (4) employees.  In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.)  The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.  From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located  Virginia Beach, Va.  BioForce NanoSciences Holdings is in the business private labeling vitamins and nutritional supplements.

On November 9, 2015, the Company added Allen Simon, as a Senior Advisor to the Executive Committee.  Mr. Simon has no voting privileges as a director or officer of the Company.

Committees of the Board

We currently have an Executive Committee of our board of directors which was established on March 24, 2015.  However, we do not currently have an Audit, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.  We have adopted a charter for the Executive Committee as well as charters for the other committees, in the event that we elect to implement them.  Copies of the charters for each committee have been previously filed with the Securities and Exchange Commission.  In addition, we have posted copies of the charters for each committee on our website at www.bravomultinational.com.  We will provide to any person without charge, upon request, a copy of the charter for any of our committees.  In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our committees or their charters.  Any such request should be directed to Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or you may email Mr. Kaiser at info@bravomultinational.com.  The information contained in our website shall not constitute part of this filing.

For the areas where we don’t have committees, such responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is “independent” as defined under Rule 4200(a)(15) of the NASDAQ’s listing standards described below. Our financial constraints have made it extremely difficult to attract and retain qualified independent board members.  Since we do not have any of the subject committees, other than our Executive Committee, our entire board of directors participates in all of the considerations with respect to our audit, finance, compensation, and nomination deliberations.

Rule 4200(a)(15) of the NASDAQ’s listing standards defines an “independent director” as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following persons shall not be considered independent:

•

A director who is, or at any time during the past three years was, employed by the company;

•

A director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the Company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.  Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under NASDAQ Rule 4350(d).

•

A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•

A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs;

•

A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•

A director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of Bravo’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

We hope to add qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Executive Committee

In accordance with Article III of our Bylaws, our board of directors has established an Executive Committee which consists of members who have been appointed by the board of directors.  The initial chairman of the Executive Committee was Paul Parliament.  As a result of the Transaction, Mr. Parliament has agreed to resign his position with the Company, and he will be replaced in this position by Mr. Ferguson. Thereafter, the chairman of the Executive Committee shall be appointed by the members of the Executive Committee.  The remaining member of the Executive Committee following the Transaction is Richard Kaiser.  The members of the Executive Committee shall serve at the pleasure of the board of directors or until their successors shall be duly designated.  Vacancies in the Executive Committee shall be filled by the board of directors.

During the intervals between the meetings of the board of directors, the Executive Committee shall have and may exercise all of the authority of the board of directors in the management of the business affairs of Bravo to the extent authorized by the resolution providing for the Executive Committee or by subsequent resolution adopted by a majority of the whole board of directors.  This authorization is subject to the limitations imposed by law, the bylaws of Bravo Multinational Incorporated or the board of directors.

During the fiscal year ended December 31, 2017, the Executive Committee held no formal meetings.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.  At the present time, Richard Kaiser, our chief financial officer is considered to be our expert in financial and accounting matters.

Nominating Committee

Our size and the size of our board, at this time, do not require a separate nominating committee.  This function is performed by the entire board of directors.  When evaluating director nominees, our directors consider the following factors:

•The appropriate size of our board of directors;

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

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem in our best interests as well as in the best interests of our stockholders.  In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service.  Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the board are polled for suggestions as to individuals meeting the criteria described above.  The board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The board does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Finance Committee

Although we currently do not have a Finance Committee, we have adopted a charter which provides that when established it will oversee all areas of corporate finance for Bravo and its subsidiaries, including capital structure, equity and debt financings, capital expenditures, cash management, banking activities and relationships, investments, foreign exchange activities and share repurchase activities.  The Finance Committee will consist of a minimum of three members of the board of directors, the majority of whom shall meet the same independence and experience requirements of the Audit Committee of Bravo and the applicable provisions of federal law and the rules and regulations promulgated thereunder and the applicable rules of the OTC Market, the NASDAQ Stock Market, the New York Stock Exchange, or any other exchange where the shares of Bravo may be listed or quoted for sale.  The members of the Finance Committee are to be recommended by the Nominating and Corporate Governance Committee and are appointed by and serve at the discretion of the board of directors.

Compensation Committee

Although we currently do not have a Compensation Committee, we have adopted a charter which provides that when established it is to assist the board of directors in meeting its responsibilities with regard to oversight and determination of executive compensation and to review and make recommendations to the board of directors with respect to major compensation plans, policies and programs of Bravo.  The Compensation Committee shall consist of not fewer than two members of the board of directors, with the exact number being determined by the board.  Members of the Compensation Committee shall be appointed from time to time to serve in such capacity by the Board.  Each member shall meet the independence and outside director requirements of applicable tax and securities laws and regulations and stock market rules.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures, which are contained in our Corporate Governance Principles, and which require that:

•

The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;

•

The transaction to be approved by a majority of our disinterested directors; and

•

The transaction to be fair and reasonable to us at the time it is authorized or approved by our directors.

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

Code of Business Conduct

We have adopted a Code of Business Conduct, which applies to Bravo and all of our subsidiaries, whereby we expect each employee to use sound judgment to help us maintain appropriate compliance procedures and to carry out our business in compliance with laws and high ethical standards.  Each of our employees is expected to read our Code of Business Conduct and demonstrate personal commitment to the standards set forth in our Code of Business Conduct.  Our officers and other supervising employees are expected to be leaders in demonstrating this personal commitment to the standards outlined in our Code of Business Conduct and recognizing indications of illegal or improper conduct.  All employees are expected to report appropriately any indications of illegal or improper conduct.  An employee who does not comply with the standards set forth in our Code of Business Conduct may be subject to discipline in light of the nature of the violation, including termination of employment.

Copies of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct have been previously filed with the Securities and Exchange Commission.  We will provide to any person without charge, upon request, a copy of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct.  In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct. Any request for review of such documents should be directed to Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or email him at info@bravomultinational.com.  The information contained on our website shall not constitute part of this Information Statement.

Board of Directors Meetings

During the year ended December 31, 2017, our board of directors held two (2) formal meetings and no meetings were held where board actions were taken by written consent. All of Bravo’s directors attended 100% of our meetings in 2017.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Bravo Multinational Incorporated, 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, Attention: Corporate Secretary, telephone 757-306-6092, or email at info@bravomultinational.com.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, our vice president reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of our vice president, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

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

Bravo Multinational Summary Compensation Table

The following table sets forth compensation for our named executive officers for the two completed fiscal years ended December 31, 2016 and December 31, 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

P. Parliament(1)	2017	-0-		172,500					172,500
	2016	-0-	-0-	300,000	-0-	-0-	-0-	-0-	300,000

M. Wolfe(2)	2017	7,500		-0	-				7,500
	2016	42,000	-0-	78,000	-0-	-0-	-0-	-0-	120,000

D. Brooks(3)	2017	-0-		110,000					110,000
	2016	-0-	-0-	120000	-0-	-0-	-0-	-0-	120,000

R. Kaiser(4)	2017	35,000		86,500					121,500
	2016	42,000	-0-	78,000	-0-	-0-	-0-	-0-	120,000

(1) Mr. Parliament was our chief executive officer, president, and chairman of the board.

        (2) Mr. Wolfe was previously a director and chief financial officer of the Company.

        (3) Mr. Brooks was our vice president and director.

        (4) Mr. Kaiser is our corporate secretary, Acting CFO, corporate governance officer, and a director.

All 2017 current executive compensation has been calculated using standard comparable computations then adjusted to reflect the reasonable current economic condition of Bravo Multinational Incorporated; please note the extreme decrease in wages for the current management in comparison to the previous management.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2017, Bravo Multinational Incorporated has employment agreements with Paul Parliament, our chairman of the board of directors, chief executive officer, and president, Martin Wolfe, our former chief financial officer, principal accounting officer  Douglas Brooks, our Vice President, and Richard Kaiser, our interim chief financial officer Secretary and Corporate Governance Officer.

Paul Parliament Employment Agreement.  On March 27, 2017, Bravo Multinational Incorporated and Paul Parliament executed an employment agreement, which provides for a term of two years, and a base salary of $180,000 per year, paid in monthly increments, in S-3, S-8 or Rule 144 restricted shares of Bravo common stock during the term of Mr. Parliament’s employment.  As per agreement between the Company and Employee, the shares will be issued for the end of each month based on the low price of the stock as posted on the trading board used by the Company, for the last trading day of each month. Mr. Parliament is to devote full time hours per week of his time and attention to the performance of his duties at Bravo Multinational Incorporated. Mr. Parliament resigned all positions with the Company on November 19, 2018.

Douglas Brooks Employment Agreement.  The Employment contract of Douglas Brooks originally dated September 25, 2015 shall have its term extended by two additional years expiring on September 24, 2019. In consideration of the execution of the Amended Agreement, and the performance of his obligations hereunder, and in lieu of cash compensation on an hourly basis, Douglas Brooks, shall receive a yearly fee of $120,000, paid in monthly increments, in S-3, S-8 or Rule 144 restricted shares of Bravo common stock during the term of Mr. Brook’s employment.  As per agreement between the Company and Employee, the shares will be issued for the end of each month based on the low price of the stock as posted on the trading board used by the Company, for the last trading day of each month. Mr. Brooks resigned all positions with the Company on November 19, 2018.

Martin Wolfe Employment Agreement.  On March 24, 2015, Bravo Multinational Incorporated and Martin Wolfe executed an employment agreement, which provides for a term of one year, and a base salary of $42,000 per year, payable in equal monthly installments of $3,500 paid in S-8 shares of Bravo common stock on the 1st day of each month during the term of Mr. Wolfe’s employment, prorated for any partial employment period.  Mr. Wolfe resigned all positions with the issuer as of February 28, 2017.In addition to the base compensation, Mr. Wolfe shall be entitled to receive additional compensation of $58,000 per year, payable in equal monthly installments of $4,833.33, paid in S-8 shares of our common stock on the first day of each month during the term of Mr. Wolfe’s employment, prorated for any partial employment period. This contract was revised on March 31, 2016 to provide for an increase to $78,000 per year, payable in equal monthly installments of $6,500.00 paid in S-8 shares of our common stock on the first of each month for a term of one year. Mr. Wolfe resigned all positions with the issuer as of February 28, 2017. Amounts owed to Mr. Wolfe were settled by issuing him a promissory note issued June 22, 2017, and subsequently defaulted amounts owed to Mr. Wolfe became settled on December. 28, 2018 (Read “Subsequent Events” section.

Richard Kaiser’s Employment Agreement. The Employment contract of Richard Kaiser originally dated March 24th,2015, as amended April 6th, 2016 shall have the term extended by one additional year, expiring on March 23rd,2019.All terms shall remain as per the original employment contract as amended, save and except for the term extension of the contract. In consideration of the execution of the Amended Agreement, and the performance of his obligations hereunder, and in lieu of cash compensation on an hourly basis, Richard Kaiser, shall receive a yearly fee of $120,000, payable by way of $3500 cash per month and the balance paid in monthly increments, in S-3, S-8 or Rule 144 restricted shares of Bravo common stock during the term of Mr. Kaiser’s employment.  As per agreement between the Company and Mr. Kaiser, the shares will be issued at the end of each month based on the low price of the stock as posted on the trading board used by the Company, for the last trading day of each month

You may obtain copies of the employment agreements at www.sec.gov or by clicking on the Securities and Exchange Commission Filings link on the Investor Relations section of our website at www.bravomultinational.com, or by contacting Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or email him at info@bravomultinational.com.

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2017.  The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Parliament	-0-	172,500	-0-	-0-	-0-	-0-	172,500
Richard Kaiser	35,000	86,500	-0-	-0-	-0-	-0-	121,500
Douglas Brooks	-0-	110,000	-0-	-0-	-0-	-0-	110,000

    At the meeting of the board of directors of Bravo held on September 25, 2015, the board of directors voted that any new director elected to the board of directors of Bravo shall receive $25,000 per year in shares of our common stock registered pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission to be paid quarterly.  In addition, any new director shall at the discretion of the board of directors be required to make a direct investment of not less than $100,000 into Bravo in exchange for a convertible promissory note to be submitted to the board of directors for approval.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of December 31, 2017 by:

-Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-Each person who owns beneficially more than five percent of the outstanding shares of our preferred

-Each director;

-All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Paul Parliament (3)	2,070,443	23.58	0	0
Martin Wolfe (4)	72,520	0.8	0	0
Douglas Brooks (5)	859,413	9.79	0	0
Richard Kaiser (6)	1,077,421	12.27	0	0
Julios Kosta (7)	2,423,710	27.6	0	0
Jack Frydman (8)	0	0	0	0
Merle Ferguson	0	0	0	0
All directors and officers as a group (four persons)	4,079,777	46.44	0	0

(1)  Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., at 3419 Virginia Beach Blvd., Unit 252 Virginia Beach, VA 23452, USA. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which that person beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of November 21, 2018, there were outstanding 8,779,058 shares of our common stock, and no shares of our preferred stock issued.

(3) Mr. Parliament was our former chairman of the board of the directors, chief executive officer, president and a director. On October 3, 2016 Mr. Parliament returned 34,725,323 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $1,128,573. On November 19, 2018, Mr. Parliament resigned as both officer and director.

(4) Mr. Wolfe was our chief financial officer, principal accounting officer, and treasurer.  On October 3, 2016 Mr. Wolfe returned 6,422,547 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $208,733, which on July 1,2017 was converted to 72,520 common shares. Mr. Wolfe resigned all positions with the issuer as of February 28, 2017.

(5) Mr. Brooks was our vice president and a director. On October 3, 2016 Mr. Brooks returned 13,591,363 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $441,719. On November 19, 2018, Mr. Brooks resigned as both officer and director.

(6) Mr. Kaiser is our chief financial governance officer, and director. On October 3, 2016 Mr. Kaiser returned 3,050,329 common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $99,136.

(7) Mr. Kosta had a Consulting Agreement with Bravo Multinational Incorporated which expired on September 30, 2018. On October 3 and 11, 2016, Mr. Kosta returned 8,484,882 and 5,333,334 common shares, respectively to the Bravo treasury for cancellation in exchange for convertible promissory notes of $36,497, $239,266 and $160,000.

(8) Mr. Frydman had a Consulting Agreement with Bravo Multinational Incorporated which was cancelled on January 6th, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Rentcom, Inc. for a financed amount of $76,000, all principle plus $3,040 in interest due in one lump payment by December 30, 2017.  The Loan is guaranteed by Douglas Brooks its Principal Officer at Rentcom, Inc. (Read “Subsequent Event” Section).

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Investcom, Inc. for a financed amount of $152,000, all principle and $6,080 in interest due in one lump payment by December 30, 2017.  The loan is guaranteed by Paul Parliament its Principal Officer at Investcom, Inc.  (Read “Subsequent Event” Section).

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament (Read “Subsequent Event” Section).

Item 14. Principal Accounting Fees and Services.

Audit Fees

There were no aggregate fees billed by Kappin Professional Corporation, Certified Public Accountants ("KPC") for professional services rendered for tax services for the fiscal years ended December 31, 2016.

The aggregate fees billed by BF Borgers, Certified Public Accountants for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2017 and 2016 were $40,000 and $49,400, respectively.

Audit Related Fees

None.

Tax Fees

There were no aggregate fees billed by Kappin Professional Corporation, Certified Public Accountants ("KPC") for professional services rendered for tax fees for the fiscal year ended December 31, 2016.

The aggregate tax fees billed by BF Borgers, Certified Public Accountants professional services rendered for tax services for the fiscal years ended December 31, 2017 and 2016 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by Kappin Professional Corporation, Certified Public Accountants ("KPC") for professional services rendered during the fiscal years ended December 31, 2016 other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees

There were no other fees billed by BF Borgers, Certified Public Accountants for professional services rendered during the fiscal years ended December 31, 2017 and 2016, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Section 16A Beneficial Ownership Reporting Compliance

In October, 2017 Mr. Paul Parliament, the then President and a Director of the Company, filed a Form 5 which revealed that he failed to timely file with the SEC a Form 4 beneficial report on 2 occasions relating to 3 transactions. In addition, it appears that Mr. Parliament violated the short swing profit rules by buying and selling stock of the Company during 2017 within a 6 month period. As a result the Company penalized Mr. Parliament by withholding compensation that was due to Mr. Parliament in the amount of profit he earned on those trades - i.e. $4,247.

Subsequently, on November 19, 2019, Mr. Parliament resigned his positions with the Company and he is no longer an officer or director of the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) All financial statements are included in Item 8 of this report.

(b) All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1**	Certificate of Incorporation for Montrose Ventures, Inc. dated May, 25 1989 http://www.sec.gov/Archives/edgar/data/1010779/0000912057-96-009053.txt
3.2**

Certificate of Amendment to Certificate of Incorporation, dated April 23, 1996, changing the name of Montrose Ventures, Inc. to Java Group, Inc.

www.sec.gov/Archives/edgar/data/1010779/0000912057-96-009053.txt

3.3**

Certificate of Amendment to Certificate of Incorporation, dated September 1, 2014, changing the name of Java Group, Inc. to Consolidated General Corp.

www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex31.htm

3.4**

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex31.htm

3.5**

Corrected Certificate of Amendment to Certificate of Incorporation dated October 5, 2010, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, on March 31, 2011, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181811000137/ex33.htm

3.6**

Certificate of Amendment to Certificate of Incorporation, filed February 3, 2014, filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K, on April 15, 2014, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex34.htm

3.7**

Certificate of Amendment of Restated Certificate of Incorporation of Goldland Holdings, Co., changing the Registrant's name to Bravo Multinational Incorporated, filed with the Secretary of State of Delaware on March 24, 2016, and effective on April 1, 2016, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, on April 7, 2016, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181816000256/ex31.htm

3.8**

Bylaws of Goldcorp Holdings Co., filed as Exhibit 3.2 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex32.htm

3.9**

Amended and Restated Bylaws of Bravo Multinational Incorporated. dated February 13, 2017, filed as Exhibit 3.1 to the Registrant's DEF 14C – Information Statement. www.sec.gov/Archives/edgar/data/1444839/000109181817000014/ex3.htm

4.1**

Form of Common Stock certificate, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex4.htm

4.2**

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex41.htm

4.3**

Certificate of Designation for Series A Preferred Stock of Goldland Holdings Co. filed with the Secretary of State of Delaware on March 24, 2015, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex41.htm

10.1**

Charter of the Audit Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex101.htm

10.2**

Charter of the Compensation Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex102.htm

10.3**

Corporate Governance Principles of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex103.htm

10.4**

Charter of the Executive Committee of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex104.htm

10.5**

Charter of the Finance Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex105.htm

10.6**

Charter of the Governance and Nominating Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex106.htm

10.7**

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex107.htm

10.08**

Employment Agreement dated March 24, 2015, between Richard Kaiser and the Registrant, filed as Exhibit 10.19 Annual Report Form 10-K on Feb. 8, 2016. www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1019.htm

10.09**

Consulting Agreement dated as of October 1, 2014, between Yes International and the Registrant, filed as Exhibit 10.20 Annual Report Form 10-K on Feb. 8, 2016.www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1020.htm

10.10**

Convertible Promissory Note dated October 1, 2015, issued by the Registrant in favor of Douglas Brooks, in the amount of $100,000, filed as Exhibit 10.27 Annual Report Form 10-K on Feb. 8, 2016.

www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1027.htm

10.11**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Richard Kaiser, in the amount of $99,135.69 (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1035.htm

10.12**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Paul Parliament, in the amount of $ 1,128,573. (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1036.htm

10.13**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Martin Wolfe in the amount of $208,732.78 (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1037.htm

10.14**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Douglas Brooks in the amount of $ 441,719.29 (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1038.htm

10.15**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Julios Kostas, in the amount of $239,261.26(filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1039.htm

10.16**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Julios Kostas, in the amount of $36,497.40 (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1040.htm

10.17**

Convertible Promissory Noted dated October 11, 2016 issued by the Registrant in favor of Julios Kostas, in the amount of $160,000.(filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1041.htm

10.18**

Convertible Promissory Noted dated October 3, 2016 issued by the Registrant in favor of Eric Peterson in the amount of $5,555.55(filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1042.htm

10.19**	Convertible Promissory Noted dated June 2, 2017 issued by the Registrant in favor of Toghrol Dindoust in the amount of $22,400. (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1043.htm
10.20**	Promissory Note Marty Wolfe for $35,000. -June 22, 2017 (filed as exhibit 10.1 on March 31, 2017 Qtr. Report)-www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex101.htm
10.21**	Machine Loan- Rentcom, Inc for $76,000..-June 30, 2017 (filed as exhibit 10.2 on March 31, 2017 Qtr. Report)-www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex102.htm
10.22**	Machine Loan-Investcom, Inc.for $152,000--June 30, 2017 (filed as exhibit 10.3 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex103.htm
10.23**	Consulting Agreement- Kim Davis-May 30, 2017 (filed as exhibit 10.4 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex104.htm
10.24**	Amended Employment Contract-Kaiser-April 6, 2016 (Original contract filed on Form 10K- March 24, 2015 (www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1019.htm" Exhibit 10.19) (filed as exhibit 10.5 on March 31, 2017 Qtr. Report)
10.25**	Employment Contract-Parliament-March 22, 2017 (filed as exhibit 10.6 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex106.htm
10.26**	Advance Machine Purchase Agreement-March 29, 2017(filed as exhibit 10.7 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex107.htm
10.27**	Advance Machine Purchase Agreement-May 30, 2017(filed as exhibit 10.8 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex108.htm
10.28**	Promissory Note -Toghrol Dindoust for $16,000- August 15, 2017 (Filed as Exhibit 10.6 on Sept. 30, 2017 Qtr Report).- www.sec.gov/Archives/edgar/data/1444839/000109181817000230/ex106.htm
10.29**	Promissory Note -Investcom ,Inc. for $190,000- September 1, 2017. (Filed as Exhibit 10.7 on Sept. 30, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000230/ex107.htm

10.30*	Resignation Letter-Paul Parliament-November 19, 2018
10.31*	Resignation Letter- Douglas Brooks-November 19, 2018
10.32*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018
10.33*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018
10.34*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018
10.35*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018
10.36*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018
10.37*	Gift Letter I. Pilon to M. Parliament- December 31, 2017
10.38*	Release and Settlement Agreement-Jack Frydman January 10, 2017
10.39*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017
10.40*	Settlement Agreement-Martin Wolfe- December 28, 2018
14.1**

Code of Business Conduct of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.1 to the  Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex141.htm

14.2**

Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.2 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181815000052/ex142.htm

31.1*	Amended Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Amended Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Amended Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Amended Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release (Filed as Exhibit 99.1 on June 30, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000118/ex991.htm
99.2**	Press Release (Filed as Exhibit 99.2 on June 30, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000118/ex992.htm
99.3**	Press Release (Files as Exhibit 99.3 on Sept. 30, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000230/ex993.htm
99.4**	Press Release (Files as Exhibit 99.4 on Sept. 30, 2017 Qtr. Report)- https://www.sec.gov/Archives/edgar/data/1444839/000109181817000230/ex994.htm
101*	XBRL Interactive Exhibits

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date:

By /s/ Merle Ferguson

    Merle Ferguson, President, Chief Executive Officer, and Chairman

By /s/ Richard Kaiser

    Richard Kaiser, Interim Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	March 7, 2019

/s/ Richard Kaiser Richard Kaiser	Interim CFO, Secretary, Corporate Governance Officer and Director	March 7 , 2019

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2017

BRAVO MULTINATIONAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bravo Multinational Incorporated:

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated and its subsidiaries (“the Company”) as of December 31, 2017 and 2016 and the related statements of operations, changes in equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bravo Multinational Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company’s cash position may not be significant enough to support the Company’s daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chief Executive Officer and by the Company’s major shareholder and directors, which are described in Note 8 to the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 7, 2019

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ 64	$ —
Accounts Receivable (Net of Allowance of $42,312 and $-0-, respectively)	—	—
Inventory	—	198,000
Notes Receivable - Related Party (Net of Allowance of $418,000 and $-0-, respectively)	—	—
Prepaid Expenses	—	5,452

Total Current Assets	64	203,452

Property and Equipment - Net of Accumulated Depreciation	410	637

Total Assets	$ 474	$ 204,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank Overdraft	$ —	$ 1,638
Accounts Payable and Accrued Expenses	130,892	111,395
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	99,000
Due to Related Parties	64,929	71,179
Notes Payable	134,490	15,074
Notes Payable - Related Party, Current	145,247	479,843
Accrued Board of Directors Fees	399,500	560,000
Accrued Interest	—	41,409

Directors Loans	783,901	1,327,428

Total Current Liabilities	1,699,259	2,742,766

Notes Payable - Related Party, Net of Current	480,881	167,324

Total Liabilities	2,180,140	2,910,090

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
3,812,390 and 858,536 Issued and Outstanding, Respectively	380	85
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
5,000,000 Issued and Outstanding	—	500
Additional Paid-In-Capital	25,758,235	23,466,691
Accumulated Deficit	(27,938,281)	(26,173,277)

Total Stockholders' Equity	(2,179,666)	(2,706,001)

Total Liabilities and Stockholders' Equity	$ 474	$ 204,089

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2017	2016

Revenue
Sale of Equipment	$ 239,000	$ 100,595
Sale of Equipment - Related Parties	1,428,500	641,250
Machine Income	148,478	—

Total Revenue	1,815,978	741,845

Cost of Sales
Cost of Sales	433,826	49,500
Cost of Sales - Related Parties	922,500	427,500

Total Cost of Sales	1,356,326	477,000

Gross Profit	459,652	264,845

Expenses
Amortization and Depreciation	226	5,071
Commissions	187,150	95,950
Corporate Development	—	221,667
General and Administrative	597,484	157,884
Professional Fees	211,725	514,520
Board of Directors Fees	908,500	583,000
Stock Compensation Expense	—	569,091

Total Expenses	1,905,085	2,147,183

Loss from Operations	(1,445,433)	(1,882,338)

Other (Income) and Expense
Breach of Contract Damages Income	—	(50,000)
Impairment of License Right	—	295,000
Loss on Loan Conversion	180,214	—
Interest Expense	139,357	57,134

Total Other (Income) and Expense	319,571	302,134

Loss Before Income Taxes	(1,765,004)	(2,184,472)

Income Taxes	—	—

Net Loss	$ (1,765,004)	$ (2,184,472)

Weighted Average Number of Common Shares -Basic and Diluted	2,719,593	1,048,357

Net Loss Per Common Shares - Basic and Diluted	$ (0.65)	$ (2.08)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$0.0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2016	849,686	$ 84	3,000,000	$ 300	$ 23,936,614	$ (23,988,805)	$ (51,807)

Common Stock Issued in Exchange for Accrued Expenses	20,833	2	—	—	121,288	—	121,290

Common Stock Issued for Loan Conversions	69,148	8	—	—	311,465	—	311,473

Common Stock Issued in Exchange for Compensation	33,480	3	—	—	268,921	—	268,924

Common Stock Issued for Acquistion of Equipment	41,667	4	—	—	337,496	—	337,500

Common Stock Issued for Services	41,208	4	—	—	305,007	—	305,011

Common Stock Issued for License Rights	33,333	3	—	—	299,997	—	300,000

Common Stock Cancelled by Court Order	(1,667)	(0)	—	—	—	—	—

Common Stock Returned in Exchange for Promissory Notes	(229,153)	(23)	—	—	(2,313,897)	—	(2,313,920)

Preferred Stock Issued for Services	—	—	2,000,000	200	199,800	—	200,000

Net Loss	—	—	—	—	—	(2,184,472)	(2,184,472)

Balance - December 31, 2016	858,536	85	5,000,000	500	23,466,691	(26,173,277)	(2,706,001)

Shares Cancelled	(570)	—	(5,000,000)	(500)	(5,055)	—	(5,555)

Common Stock Issued in Exchange for Accrued Expenses	38,463	4	—	—	24,996	—	25,000

Common Stock Issued for Loan Payments (Includes Loss on Conversion)	372,618	37	—	—	564,831	—	564,868

Expenses Incurred Related to Machine Income Prior to Return to Vendor	—	—	—	—	198,026	—	198,026

Common Stock Issued to Pay for Inventory	762,605	76	—	—	449,924	—	450,000

Common Stock Issued to Pay Accrued Board of Directors Fees	954,713	95	—	—	495,905	—	496,000

Common Stock Issued for Current Year Services and Board of Directors Fees	826,025	83	—	—	562,917	—	563,000

Net Loss	—	—	—	—	—	(1,765,004)	(1,765,004)

Balance - December 31, 2017	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2017	2016

Cash Flows from Operating Activities

Net Loss	$ (1,765,004)	$ (2,184,472)

Non-Cash Adjustments:
Amortization and Depreciation	258,552	5,071
Bad Debts	463,037	—
Common Stock Issued for Current Year Services and Board of Directors Fees	563,000	571,102
Common Stock Issued for Interest on Debt Conversion	9,846	12,947
Loss on Loan Conversion	180,214	—
Impairment of License Right	—	295,000
Preferred Stock Issued for Services	—	200,000
Sales of Equipment in Exchange for Notes, Net of Costs	(1,139,030)	—
Machine Income, Net of Related Costs	(102,612)	—
Changes in Assets and Liabilities:
Prepaid Expenses	5,452	221,910
Inventory	198,000	477,000
Accounts Payable and Accrued Expenses	44,497	67,196
Deposits on Sales	—	35,800
Accrued Board of Directors Fees	370,500	538,000
Accrued Interest	(41,409)	41,409

Net Cash Flows Used In Operating Activities	(954,957)	280,963

Cash Flows from Investing Activities
Acquisition of Fixed Assets	—	(708)

Cash Flows from Financing Activities
Bank Overdraft	(1,638)	1,638
Notes Payable	37,816	(8,611)
Notes Payable Related Parties, Net	30,370	—
Inventory Loan Payable - Related Party, Net	778,250	(238,500)
Due to Related Parties, Net	(6,250)	—
Director's Loans	116,473	(158,635)

Net Cash Flows Used In Financing Activities	955,021	(404,108)

Net Change in Cash and Cash Equivalents	64	(123,853)

Cash and Cash Equivalents - Beginning of Year	—	2,563

Cash and Cash Equivalents - End of Year	$ 64	$ (121,290)

Cash Paid During the Year for:
Interest	$ 551	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt Conversion	$ 564,868	$ 311,473
Common Stock Issued for Accrued Directors Fees	$ 496,000	$ —
Common Stock Issued for Accrued Expenses	$ 25,000	$ 121,290
Preferred Stock Issued for Services	$ —	$ 200,000
Gifting of Loans Payable	$ 375,000	$ —
Common Stock Issued for Acquistion of License Right	$ —	$ 300,000
Common Stock Returned in Exchange for Promissory Notes	$ —	$ (2,313,920)
Common Stock Issued for Inventory Loan Payment	$ 450,000	$ —
Return of Common Shares for Note Payable	$ 5,555	$ —
Creation of Note Payable from Accrued Compensation	$ 35,000	$ —
Notes Payable Reduced with Machine Sales	$ 290,000	$ —
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

The Company owns land and lease claims on War Eagle Mountain in the state of Idaho.  The Company has entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure is finances. The company has now determined that SFMI is unable to pay the lease and that any debt owing by SFMI to the company is not recoverable. The carrying value on such claims both patented and unpatented was fully impaired due to lack of economic viabilities of such properties.

The Company is currently engaged in the business of buying and reselling gaming equipment for use in Nicaragua.  The Company also buys machines for its own use that are placed in casinos or gaming areas within Nicaragua to obtain monthly revenue streams from the machines’ net win revenue.

On May 4, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, a company owned by our consultant and major shareholder, Julios Kosta. On May 6, 2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months, prior to December 31, 2017.

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

During the year ended December 31, 2017 the Company purchased 200 machines from Centro de Entretenimiento to fulfill its contract. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000.

On August 16, 2017, the Company purchased 300 gaming machines with the intention of placing these machines in casinos where they will be producing a revenue stream monthly based on net wins of the each machine.  Due to the civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company returned these 300 gaming machines to Centro de Entretenimiento on December 30, 2017 which had a value of $3,618,000, accumulated depreciation of $258,325 and a note payable of $1,748,700.  In exchange, Julios Kosta owner of Centro de Entretenimiento returned 1,463,593 shares of common stock.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary, Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.  As of December 31, 2017, management recognized that Universal is an inactive Florida corporation which no longer operates.

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

Cash and Cash Equivalents

Cash and cash equivalents may include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions located in the United States, which periodically may exceed federally insured amounts.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At December 31, 2017 and 2016 there were -0- and 44 gaming machines in inventory valued at $-0- and $198,000, respectively.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value.

We adopted ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. This revenue is reported as machine income in the accompanying financial statements at December 31, 2017.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated on the straight-line method over five (5) years.  Equipment used to generate revenues is depreciated on the straight-line method over seven (7) years and is included in cost of sales.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

License Rights

The license was being amortized using the straight-line method over its economic life, which was estimated to be fifteen (15) years.  For the years ended December 31, 2017 and 2016, amortization expense was $-0- and $5,000, respectively. At December 31, 2016 the net value of the license rights of $295,000 were determined to be impaired. The rights were impaired due to the inability in Columbia, to be able to obtain gaming licenses.

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

During the years ended December 31, 2017 and 2016, the Company recognized impairment of license rights in the amount of $-0- and $295,000, respectively.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated financial statements.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Recently Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

On January 1, 2018, the Company will adopt the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings will be recorded at adoption of ASU 2014-09 as adoption will not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The Company expects the impact of the adoption of the new standard to be immaterial to the Company’s consolidated financial statements and on an ongoing basis.

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at December 31, 2017.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2017 and 2016:

December 31,	2017	2016

Accounts Receivable	$ 42,312	$ ––
Less: Allowance for Doubtful Accounts	(42,312)	––

Net Accounts Receivable	$ ––	$ ––

Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the machine income that was in accounts receivable on December 31, 2017 in the amount of $42,312.  There was no additional machine income recognized during the quarter ended December 31, 2017.

The Allowance for Doubtful Accounts in the amount of $42,312 was collected but it remains in Nicaragua because of the political instability, social unrest, and US Government's trade and economic sanctions; no transfer of funds to the US can be done at this time. Since these issues have yet to be resolved both domestically and internationally with Nicaragua, the $42,312 amount has not been paid in the US and has been written-off. Since the revenue was earned and collected in Nicaragua, the revenue remains recognized as an account receivable.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at December 31, 2017 and 2016:

December 31,	2017	2016

Investcom – See Note 8 Related Party	$ 342,000	$ ––
Rentcom – See Note 8 Related Party	76,000	––
Total Notes Receivable	418,000	––
Less: Allowance for Doubtful Accounts	(418,000)	––

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at December 31, 2017.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and 2016:

December 31,	2017	2016

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(298)	(71)

Net Property, Plant and Equipment	$ 410	$ 637

For the years ended December 31, 2017 and 2016 depreciation expense was $227 and $71 respectively.

During the year ended December 31, 2017 the Company owned 300 gaming machines valued at $3,618,000 that were considered property and equipment.  During this period the Company expensed $258,325 in depreciation which is included in cost of sales. At December 31, 2017 these machines were returned to the vendor, due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Related Party Transactions

During the year ended December 31, 2017, one hundred ten (110) gaming machines were sold respectively, to a company controlled by Mr. Paul Parliament, the Company’s chief executive officer, for a total of $770,000.  The above mentioned sales were financed by a notes receivable in the amount of $342,000. The notes receivable accrue interest at 8% and mature in December 2017. Due to the uncertainty of repayment, the notes receivable of $342,000 were allowed for as a bad debt at December 31, 2017.  See Note 6.  The above mentioned sales were also paid for by reducing Mr. Parliaments’ note payable from the Company in the amount of $76,000.

During the year ended December 31, 2017 the Company sold 20 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $133,500.

During the year ended December 31, 2017, seventy-five (75) gaming machines were sold to a company controlled by Mr. Doug Brooks, a director of the Company, or a total of $525,000.  During the year ended December 31, 2017 the sales reduced the note payable to Mr. Brooks in the amount of $209,000 and a note receivable was established in the amount of $76,000 accruing interest at 8%, maturing in December 2017. Due to the uncertainty of repayment, the note receivable of $76,000 was allowed for as a bad debt at December 31, 2017. See Note 6.

During the year ended December 31, 2017, GameTouch LLC, a company owned by a major stockholder of Bravo sold equipment and collected the receipts of those sales on behalf of the Company in the amount of $154,000 including the $70,000 sale to Mr. Doug Brooks listed above.  GameTouch LLC also received from the Company commissions in the amount of $187,150 and $95,950 for the years ended December 31, 2017 and 2016, respectively, related to any sales consummated by them.  GameTouch warrants that they will maintain all necessary licenses and that the purchaser of machines has a one-time option to return machines purchased within 24 months from the date of signed agreement purchase.

During the year ended December 31, 2017 the Company purchased 200 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a company owned by a major stockholder of Bravo $900,000 which was to be paid 50% in cash as a note payable and 50% as common stock. 441,176 and 321,429 shares of common stock were issued in April and May 2017 respectively, to pay the $450,000 due in connection with the agreement.

During the year ended December 31, 2016, ninety (90) gaming machines were sold to a company controlled by Mr. Paul Parliament, the Company’s chief executive officer, or a total of $630,000.  The sale was paid for through a reduction in the amount of $342,000 to a note payable to Mr. Parliament.  The Company also sold 5 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $34,250.

During the year ended December 31, 2016 GameTouch LLC a company owned by a major stockholder of Bravo sold equipment and collected the receipts of those sales on behalf of the company in the amount of $741,845, including those sales to related parties listed above.  GameTouch LLC also received from the Company commissions in the amount of $95,950 for the year ended December 31, 2016 related to any sales consummated by them. GameTouch warrants that they will maintain all necessary licenses and that the purchaser of machines has a one-time option to return machines purchased within 24 months from the date of signed agreement purchase.

During the year ended December 31, 2016 the Company purchased 150 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a related party for $675,000. 50% is to be paid in cash as a note payable and 50% as common stock. 41,666 shares of common stock were issued during the year ended December 31, 2016 to pay the $337,500 due in connection with the agreement.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Related Party Transactions - continued

Directors Loans consist of the following at December 31, 2017 and December 31, 2016:

December 31,	2017	2016

Douglas Brooks – 8% Interest, Matures October 2018	$ 265,834	441,719
Richard Kaiser – 8% Interest, Matures October 2018	109,472	99,136
Paul Parliament – 8% Interest, Matures October 2018	408,595	786,573

Total Directors Loans	$ 783,901	$ 1,327,428

Interest expense for the years ended December 31, 2017 and 2016 was $139,357 and $57,134 respectively.

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $64,929 and $71,179 at December 31, 2017 and 2016, respectively.

Notes payable - related party consists of amounts due to Julios Kosta, and Martin Wolfe, both major stockholders of the company and Marsadi Parliament, related to director Paul Parliament. Mr. Kosta’s loan accrues interest at 8% and matures in October 2018. Notes payable to Julios Kosta were $480,881 and $435,759 at December 31, 2017 and 2016, respectively. Mr. Wolfe’s loans both accrue interest at 8% and mature in October and May 2018, respectively.  Notes payable to Martin Wolfe were $20,247 and $211,408 at December 31, 2017 and 2016, respectively.  Ms. Parliament’s loan was $125,000 and $-0- at December 31, 2017 and 2016, respectively, accrues interest at 8% and matures in December 2019.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For the year ended December 31, 2017 and 2016 the company paid press release wire services in the amount of $2,560 and $-0-, respectively.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

December 31,	2017	2016

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Isabell Pilon – 8% Interest, Matures December 2019	125,000	––
Various Paid Debt	––	5,584

Total Notes Payable	$ 134,490	$ 15,074

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at December 31, 2017 and 2016 was $4,500 and $99,000, respectively.

NOTE 11– Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted into 10 shares of common stock and have voting rights equal to 100 shares of common stock.

During the year ended December 31, 2017, 3,000,000 shares that were issued during the year ended December 31, 2015 and 2,000,000 shares that were issued during the year ended December 31, 2016 were returned by their respective shareholders.  No compensation was given for the stock that was returned.

Common Stock

On January 16, 2017 the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Reverse Stock Split

On January 16, 2017, the Company approved a one-for-three hundred (1:300) reverse stock split.  This reverse stock split became effective as of the close of business on January 16, 2017. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

NOTE 12– Commitments and Contingencies

The Company leases office space in Niagara-on-the-Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, the Company’s chief executive officer.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month. The lease has been extended through December 2017 at a reduced rate of $942. Rent expense for the year ended December 31, 2017 and 2016 was $11,304 and $22,608, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Subsequent Events

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan at an offering price of $0.155.  The Plan shall expire on March 15, 2028.

During the year ended December 31, 2018, 4,966,667 shares of common stock were issued by the Company.  4,516,667 restricted common shares were issued for services valued at $542,000 of which $399,500 was accrued at December 31, 2017 in the balance sheet as Accrued Board of Directors Fees.  Additionally, 450,000 common shares were issued for a loan repayment valued at $45,000.  No shares have been issued from January 1, 2019 through the date of this report.

On November 27, 2018 the Company filed with the U.S. Securities and Exchange Commission a Schedule 14f-Notice of Change in the Majority of the Board of Directors. This filing occurred due to the fact that Mr. Paul Parliament and Mr. Douglas Brooks resigned on November 19, 2018 their positions as both officer and directors of the Company. Mr. Merle Ferguson became CEO, President and Chairman, and Mr. Richard Kaiser remains as Interim Chief Financial Officer, Secretary, Corporate Governance Officer, and Director.

On December 10, 2018, the Company had a change in control when both Mr. Paul Parliament and Mr. Doug Brook sent written resignation letters November 19, 2018, whereas they resigned as officers and directors of the Company. Mr. Merle Ferguson became the CEO, President and Chairman of the Board, and Mr. Richard Kaiser remained as Acting CFO, Secretary, Treasurer and Director.

On December 28, 2018, the Company signed a settlement agreement with Mr. Martin Wolfe in the amount of $19,500 to settle outstanding amounts owed to him. At December 31, 2017 the amount owed to Mr. Wolfe was $20,247 and included in notes payable related party - current.