Form 10-Q
period 2018-03-31
Bravo Multinational Inc.
filed 2019-05-24
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53505

BRAVO MULTINATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)
Delaware	26-1266967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2020 General Booth Blvd., Unit 230 Virginia Beach, VA (principal executive offices)	23454 (Zip Code)
Registrant’s telephone number, including area code: (757) 306-6090

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

i

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ ]        No  [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]        No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ X ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par Value $0.0001	BRVO	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At May 22, 2019, the registrant had outstanding 8,779,057 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
March 31 , 2018

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,939	$ 64
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—

Total Current Assets	1,939	64

Property and Equipment - Net of Accumulated Depreciation	354	410

Total Assets	$ 2,293	$ 474

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses	133,068	130,892
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	70,560	64,929
Notes Payable	157,219	134,490
Notes Payable - Related Party, Current	127,482	145,247
Accrued Board of Directors Fees	—	399,500
Directors Loans	799,466	783,901

Total Current Liabilities	1,328,095	1,699,259

Notes Payable - Related Party, Net of Current	445,429	480,881

Total Liabilities	1,773,524	2,180,140

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,779,057 and 3,812,390 Issued and Outstanding, Respectively	877	380
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Additional Paid-In-Capital	26,389,738	25,758,235
Accumulated Deficit	(28,161,846)	(27,938,281)

Total Stockholders' Equity	(1,771,231)	(2,179,666)

Total Liabilities and Stockholders' Equity	$ 2,293	$ 474

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2018	2017

Revenue
Sale of Equipment	$ —	$ 80,500
Sale of Equipment - Related Parties	—	592,500

Total Revenue	—	673,000

Cost of Sales
Cost of Sales	—	58,500
Cost of Sales - Related Parties	—	382,500

Total Cost of Sales	—	441,000

Gross Profit	—	232,000

Expenses
Depreciation	57	57
Commissions	—	71,250
General and Administrative	3,353	38,189
Professional Fees	2,578	105,231
Board of Directors Fees	142,500	128,000

Total Expenses	148,488	342,727

Loss from Operations	(148,488)	(110,727)

Other Expenses
Interest Expense	30,077	39,396
Loss on Loan Conversion	45,000	—

Total Other Expenses	75,077	39,396

Loss Before Income Taxes	(223,565)	(150,123)

Income Taxes	—	—

Net Loss for the Period	$ (223,565)	$ (150,123)

Weighted Average Number of Common Shares -
Basic and Diluted	3,974,242	862,439

Net Loss Per Common Shares -
Basic and Diluted	$ (0.06)	$ (0.17)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2018	2017

Cash Flows from Operating Activities

Net Loss for the Period	$ (223,565)	$ (150,123)

Non-Cash Adjustments:
Depreciation	57	57
Common Stock Issued for Current Year Board of Directors Fees	142,500	2,500
Common Stock Payable for Inventory Purchase	—	225,000
Loss on Loan Conversion	45,000	—
Interest Expense on Notes Payable	30,077	—
Changes in Assets and Liabilities:
Prepaid Expenses	—	4,474
Inventory	—	(9,000)
Note Receivable	—	(2,725)
Accounts Payable and Accrued Expenses	2,175	89,625
Accrued Board of Directors Fees	—	128,000
Accrued Interest	—	39,176

Net Cash Flows Provided by (Used In) Operating Activities	(3,756)	326,984

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Bank Overdraft	—	(1,638)
Payment of Notes Payable	—	(10,555)
Notes Payable Related Parties, Net	—	5,000
Inventory Loan Payable - Related Party, Net	—	4,500
Due to Related Parties, Net	5,631	—
Director's Loans, Net	—	(299,760)

Net Cash Flows Provided by (Used In) Financing Activities	5,631	(302,453)

Net Change in Cash and Cash Equivalents	1,875	24,531

Cash and Cash Equivalents - Beginning of Period	64	—
Cash and Cash Equivalents - End of Period	$ 1,939	$ 24,531

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Returned in Exchange for Promissory Notes	$ —	$ 5,555
Common Stock Issued to Pay Note Payable	$ 45,000	$ —

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2017	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2017	858,536	$ 85	5,000,000	$ 500	$ 23,466,691	$ (26,173,277)	$ (2,706,001)

Shares Cancelled	570	—	—	—	(5,555)	—	(5,555)

Common Stock Issued for Current Year Services	3,333	—	—	—	7,500	—	7,500

Net Loss for the Period	—	—	—	—	—	(150,123)	(150,123)

Balance - March 31, 2017	862,439	$ 85	5,000,000	$ 500	$ 23,468,636	$ (26,323,400)	$ (2,854,179)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	—	—	399,167	—	399,500

Common Stock Issued to Pay Note Payable	450,000	45	—	—	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	—	—	142,381	—	142,500

Net Loss for the Period	—	—	—	—	—	(223,565)	(223,565)

Balance - March 31, 2018	8,779,057	$ 877	—	$ —	$ 26,389,738	$ (28,161,846)	$ (1,771,231)

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

On May 4, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, a company owned by our consultant and major shareholder, Julios Kosta. On May 6, 2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months prior to December 31, 2017.

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

On August 16, 2017, the Company purchased 300 gaming machines with the intention of placing these machines in casinos where they will be producing a revenue stream monthly based on net wins of the each machine.  Due to the civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017 the Company was unable to continue its operations and therefore, the Company returned these 300 gaming machines to Centro de Entretenimiento on December 30, 2017 which had a value of $3,618,000, accumulated depreciation of $258,325 and a note payable of $1,748,700.  In exchange, Julios Kosta owner of Centro de Entretenimiento returned 1,463,593 shares of common stock.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2017, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.   Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At March 31, 2018 and December 31, 2017 there were -0- gaming machines in inventory valued at $-0-.

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

Fair Value Measurements

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Fair Value Measurements - continued

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

Revenue Recognition

Beginning January 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  To achieve this core principle, we apply the following five steps:  identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company operates as one reportable segment.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Revenue Recognition - continued

Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. There was $-0- gaming win/loss revenue for each of the three month periods ended March 31, 2018 and 2017.

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

NOTE 3 – Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard on January 1, 2019. Based on our assessment of the new standard on our condensed consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities, we have concluded that the impact will be insignificant to our condensed consolidated financial statements based on the short-term nature of our leases and our election of such practical expedient.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2018-07”), to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is still evaluating this ASU and anticipates it will not have significant impact on our condensed consolidated financial statements and related disclosures.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at March 31, 2018.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at March 31, 2018 and December 31, 2017.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(354)	(298)

Net Property, Plant and Equipment	$ 354	$ 410

For each of the three months ended March 31, 2018 and 2017 depreciation expense was $57.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Related Party Transactions

During the three months ended March 31, 2017, twenty (20) gaming machines were sold to a company controlled by Mr. Paul Parliament, the Company’s chief executive officer, for a total of $140,000.  The sale reduced Mr. Parliaments’ note payable from the Company in the amount of $76,000.

During the three months ended March 31, 2017 the Company sold 10 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $67,500.

During the three months ended March 31, 2017, forty-five (45) gaming machines were sold to a company controlled by Mr. Doug Brooks, a director of the Company, for a total of $315,000. The sale reduced the note payable to Mr. Brooks in the amount of $171,000.

During the three months ended March 31, 2017, ten (10) gaming machines were sold to Mr. Doug Brooks, a director of the Company, for a total of $70,000. The sale reduced the note payable to Mr. Brooks in the amount of $38,000.

The Company had $-0- in related party transactions during the three months ended March 31, 2018.

Directors Loans consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Douglas Brooks – 8% Interest, Matures October 2018	$ 271,113	$ 265,834
Richard Kaiser – 8% Interest, Matures October 2018	111,645	109,472
Paul Parliament – 8% Interest, Matures October 2018	416,708	408,595

Total Directors Loans	$ 799,466	$ 783,901

Interest expense for the three months ended March 31, 2018 and 2017 was $30,077 and $39,396 respectively.

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $70,560 and $64,929 at March 31, 2018 and December 31, 2017, respectively.

Notes payable - related party consists of amounts due to Julios Kosta, and Martin Wolfe (a related party at December 31, 2017 only), both major stockholders of the company and Marsadi Parliament, related to director Paul Parliament. Mr. Kosta’s loan accrues interest at 8% and matures in October 2018, but at the date of this report the loan to Mr. Kosta was still unpaid and therefore reported in the balance sheet as non-current.  Notes payable to Julios Kosta were $445,429 and $480,881 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, Mr. Kosta gifted $45,000 to another party who converted the note on date of receipt when closing market price of the Company was $0.20.  This resulted in a loss on conversion of $45,000 which is reported in the statement of operations for the three months ended March 31, 2018.

Mr. Wolfe’s loan accrues interest at 8% and matures in May 2018.  Notes payable to Martin Wolfe was $20,247 at December 31, 2017.  Ms. Parliament’s loan was $127,482 and $125,000 at March 31, 2018 and December 31, 2017 respectively, accrues interest at 8% and matures in December 2019.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For the three months ended March 31, 2018 and 2017 the company paid press release wire services in the amount of $-0-.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

	March 31,	December 31
	2018	2017

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Martin Wolfe – 8% Interest, Matures May 2018	20,247	––
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Isabell Pilon – 8% Interest, Matures December 2019	127,482	125,000

Total Notes Payable	$ 157,219	$ 134,490

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at March 31, 2018 and December 31, 2017 was $4,500.

NOTE 11 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted into 10 shares of common stock and have voting rights equal to 100 shares of common stock.

During the year ended December 31, 2017, 5,000,000 shares were returned by their respective shareholders.  No compensation was given for the stock that was returned.

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

Stock Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan at an offering price of $0.155.  The Plan shall expire on March 15, 2028.  As of March 31, 2018, no shares had been issued from this plan.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – Commitments and Contingencies

The Company leased office space in Niagara-on-the-Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, the Company’s chief executive officer.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease was extended through December 2017 at a reduced rate of $942. Rent expense for the three months ended March 31, 2018 and December 31, 2017 was $-0- and $3,768, respectively.

NOTE 13 - Subsequent Events

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

On December 10, 2018, the Company had a change in control when both Mr. Paul Parliament and Mr. Doug Brooks sent written resignation letters November 19, 2018, whereas they resigned as officers and directors of the Company. Mr. Merle Ferguson became the CEO, President and Chairman of the Board, and Mr. Richard Kaiser remained as Acting CFO, Secretary, Treasurer and Director.

On December 28, 2018, the Company signed a settlement agreement with Mr. Martin Wolfe in the amount of $19,500 to settle outstanding amounts owed to him. At March 31, 2018 and December 31, 2017 the amount owed to Mr. Wolfe was $20,247 and was included in notes payable and notes related party – current, respectively.

For the period March 31, 2018 through the date of this report there have been no additional subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors," below.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

        ·our future strategic plans

        ·our future operating results;

        ·our business prospects;

        ·our contractual arrangements and relationships with third parties;

        ·the dependence of our future success on the general economy;

        ·our possible future financing; and

        ·the adequacy of our cash resources and working capital.

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors that could have a negative impact on the company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Bravo Multinational, Inc. included elsewhere herein.

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

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, what is the purchase and leasing of gaming equipment.  The change of name was to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrant's name the trading symbol for the shares of the Registrant's common stock has been changed to “BRVO,” and Registrant's CUSIP identifier has been changed to 10568F109.

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

During October 2017 severe weather, hurricanes, rain and flooding occurred in Nicaragua where the company had its gaming machines operation. Lower tourism and local traffic due to these uncontrollable weather issues had an effect on the Company’s machine revenues during the fourth quarter of 2017. The Company had purchased 300 gaming machines that were placed in casinos where they were producing a monthly revenue stream based on net wins of the each machine. Consequently, revenue and account receivable due on these machines cannot be collectable due to the social and economic conditions which prevailed after the storms. Currently, the country has economic and trade sanctions in place by the U.S. Government (read Subsequent Event section).

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

Former Business

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments.

 None.

Current Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director
Paul Parliament	Director*
Douglas Brooks	Director*
* Resigned in November 19, 2018
(Read Subsequent Events-Item 5)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2018 and 2017 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended March 31, 2018 and March 31, 2017 were -0-, and $673,000, including $592,500 sale from related parties,respectively. Gaming machine sale decreased to -0- due to the political and economic instability in Nicaragua.

Cost of sales for the three months ended March 31, 2018 was $-0- and for the three months ended March 31, 2017 was $441,000, including $382,000 Cost of sales from related party.

Gross profit for the three months ended March 31, 2018 was $-0- and for the three months ended March 31, 2017 was $232,000.

Total Operating expenses for three months ended March 31, 2018 was $148,888 compared to $342,727 for the three months ended March 31, 2017. The decreases were attributed to decreases in commission payments, general and adminstrative expenses, and professional fees.

Net Loss:

Net loss for the three months ended March 31, 2018 and 2017 were $223,565 and $150,123, respectively.

Liquidity and Capital Resources:

As of March 31, 2018, the Company’s assets totaled $2,293, which consisted of cash of $1,939 and property and equipment-net of accumulated depreciation of $354. Our total liabilities were $1,773,524. As of March 31, 2018, the Company had an accumulated deficit of $28,161,846 and a working capital deficit of $1,325,802.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO and CFO to advance funds as necessary in meeting our operating requirements.

New Accounting Pronouncements

Bravo Multinational, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $(3,756) and for the three months ended March 31, 2017 was $326,984, respectively. The decrease was attributed to the increase in net loss, the decline in the sales of gaming machines and the increase in liabilities which add to working capital deficit.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for each the three months ended March 31, 2018 and 2017.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $5,631 for three months ended March 31, 2018, and was $(302,453) for three months ended march 31, 2017. The increase amount was attributed to cash infusion by related parties used in operational expenses.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASU on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses since our inception.  We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Subsequent Events

(see Item 5)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2018.

Management’s Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018:

-The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended March 31, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended March 31, 2018 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 18, 2018, Mr. Marty Wolfe, former director and Chief Financial Officer, pursed a civil legal action against the Company for a default on money owed per terms of his Promissory Note- dated June 22, 2017.  On December 28, 2018, the Company worked out a settlement and Mr. Ferguson, CEO and Chairman paid $19,500 to resolve the civil suit as an out of court settlement (read Subsequent Event-Item 5).

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2018 the Board of Directors unanimously agreed to change the conversion price of all current Promissory Notes outstanding to $0.10 (ten cents), and any stock issuance done on these Promissory Notes shall be freely trading shares in accordance with the rules and regulation of the SEC on aged debt conversion issuances. Subsequently, on December 10, 2018, the Board agreed to increase the conversion price to $0.20 (twenty cents)- read "Subsequent Event, Item 5. As of May 22, 2019, no shares have been issued on the conversion of any of outstanding promissory notes.

On March 13, 2018, the Board of Directors unanimously agreed to allow Marsdi  Parliament, daughter to Paul Parliament, to convert her promissory note for ten cents ($0.10) per common share. Subsequently, on December 10, 2018, the Board increased the conversion price to $0.20 (twenty cents)- read "Subsequent Event, Item 5. As of May 22, 2019, no shares have been issued on the conversion of the promissory note.

On March 13, 2018, the Board of Directors unanimously agreed to allow Isabell Pilon to convert her promissory note for ten cents ($0.10) per common share. Subsequently, on December 10, 2018, the Board increased the conversion price to $0.20 (twenty cents)- read "Subsequent Event, Item 5." Isabell Pilon gifted the promissory note to Marsadi Parliament on November 19, 2018 ( See Exhibit 10.10). As of May 22, 2019, no shares have been issued on the conversion of the gifted promissory note.

On March 15, 2018 Bravo filed a Form S-8 Registration Statement in order to pay its corporate executives. All overdue accrued wages up through March 31, 2018, and its 2017 Executive/Consultant bonuses were paid in shares from the effective S-8 share registration.  These shares were issued at the closing bid-price of the Company stock prior trading day and before March 31, 2018.

On March 31, 2018, the Board of Directors unanimously agreed to allow Silvia Mariela lbarra to convert her promissory note for ten cents ($0.10) per common share. The shares were issued to Silvia Ibarra on March 31, 2018. A the time of conversion the market price of the company's shares were at $0.20, and therefore the company received a loss on conversion of $0.10 per share, equating to $45,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

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

On November 27, 2018 The Company’s Management filed a SCHEDULE 14f-1, a notice of change in control of the Registrant with the USSEC.

On December 10, 2018 the Board made the following decisions:

• The Board of Directors appointed Mr. Merle Ferguson as director of the Company.  Mr. Ferguson accepted the nomination.

• The Board of Directors, which included Mr. Merle Ferguson, as newly appointed director, voted unanimously to amend the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten Cents) per share to $0.20 (twenty cents) per share on all promissory notes with accrued interest at 8% per annum owed as of November 18, 2018, including the promissory notes which were due in October 2018. As of May 22, 2019, management has yet to issue any shares on the conversion of any outstanding promissory notes.

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

On December 28, 2018, the Company worked out a settlement agreement with.Mr. Marty Wolfe, who on January 18, 2018 pursed a civil legal action against the Company for a default on money owed per terms of his Promissory Note, dated June 22, 2017.   The Company signed and paid in a settlement agreement with Mr. Martin Wolfe in the amount of $19,500 to settle outstanding amounts owed to him. At December 31, 2017 the amount owed to Mr. Wolfe was $20,247 and was included in notes payable related party - current.

As of December 31, 2018, the 2 remaining gaming machines owned by Bravo Multinational, Inc. have been written off as a non-performing asset due to the fact the Company cannot collect on gaming monies due to the economic and political upheavals in Nicaragua.

ITEM 6. EXHIBITS

Index to Exhibits.

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

3.4*

Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505.

www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex31.htm

3.5*

Corrected Certificate of Amendment to Certificate of Incorporation dated October 5, 2010, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, on March 31, 2011, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181811000137/ex33.htm

3.6*

Certificate of Amendment to Certificate of Incorporation, filed February 3, 2014, filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K, on April 15, 2014, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181814000138/ex34.htm

3.7*

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

3.8*

Bylaws of Goldcorp Holdings Co., filed as Exhibit 3.2 to the Registrant's Registration Statement on Form 10 on November 24, 2008, Commission File Number 000-53505. www.sec.gov/Archives/edgar/data/1444839/000109181808000377/ex32.htm

3.9*

Amended and Restated Bylaws of Bravo Multinational Incorporated. dated February 13, 2017, filed as Exhibit 3.1 to the Registrant's DEF 14C – Information Statement. www.sec.gov/Archives/edgar/data/1444839/000109181817000014/ex3.htm

10.01*	Resignation Letter-Paul Parliament-November 19, 2018, filed as Exhibit 10.30 on Form 10-K for year end December 31, 2017
10.02*	Resignation Letter- Douglas Brooks-November 19, 2018, filed as Exhibit 10.31 on Form 10-K for year end December 31, 2017
10.03*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017, filed as Exhibit 10.39 on Form 10-K for year end December 31, 2017
10.04*	Settlement Agreement-Martin Wolfe- December 28, 2018, filed as Exhibit 10.40 on Form 10-K for year end December 31, 2017
10.05*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018;filed as Exhibit 10.32 on Form 10-K for year end December 31, 2017
10.06*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018; filed as Exhibit 10.33 on Form 10-K for year end December 31, 2017
10.07*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018;filed as Exhibit 10.34 on Form 10-K for year end December 31, 2017
10.08*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018; filed as Exhibit 10.35 on Form 10-K for year end December 31, 2017
10.09*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018; filed as Exhibit 10.36 on Form 10-K for year end December 31, 2017
10.10*	Gift Letter I. Pilon to M. Parliament- December 31, 2017; filed as Exhibit 10.37 on Form 10-K for year end December 31, 2017
10.11+	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31,2018
31.1+	Amended Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+

Amended Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1+	Amended Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+

Amended Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101+	XBRL Interactive Exhibits

** Previously filed

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: May 24, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer