Form 10-Q
period 2018-06-30
Bravo Multinational Inc.
filed 2019-06-25
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At June 25, 2019, the registrant had outstanding 8,779,057 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
June 30 , 2018

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and Cash Equivalents	$ 230	$ 64
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—

Total Current Assets	230	64

Property and Equipment - Net of Accumulated Depreciation	297	410

Total Assets	$ 527	$ 474

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses	134,590	130,892
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	71,942	64,929
Notes Payable (Net of Discounts of $62,500 and $-0-, respectively)	97,279	134,490
Notes Payable - Related Party, Current (Net of Discounts of $193,228 and $-0-, respectively)	391,127	145,247
Accrued Board of Directors Fees	105,000	399,500
Directors Loans (Net of Discounts of $200,229 and $-0-, respectively)	615,289	783,901

Total Current Liabilities	1,455,527	1,699,259

Notes Payable - Related Party, Net of Current	—	480,881

Total Liabilities	1,455,527	2,180,140

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,779,057 and 3,812,390 Issued and Outstanding, Respectively	877	380
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Additional Paid-In-Capital	27,201,650	25,758,235
Accumulated Deficit	(28,657,527)	(27,938,281)

Total Stockholders' Equity	(1,455,000)	(2,179,666)

Total Liabilities and Stockholders' Equity	$ 527	$ 474

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue
Sale of Equipment	$ —	$ 158,500	$ —	$ 239,000
Sale of Equipment - Related Parties	—	420,000	—	1,012,500

Total Revenue	—	578,500	—	1,251,500

Cost of Sales
Cost of Sales	—	108,000	—	166,500
Cost of Sales - Related Parties	—	270,000	—	652,500

Total Cost of Sales	—	378,000	—	819,000

Gross Profit	—	200,500	—	432,500

Expenses
Depreciation	57	57	113	113
Commissions	—	68,400	—	139,650
General and Administrative	3,503	20,062	6,856	58,251
Professional Fees	1,112	20,546	3,690	125,778
Board of Directors Fees	105,000	160,500	247,500	288,500

Total Expenses	109,672	269,565	258,159	612,292

Loss from Operations	(109,672)	(69,065)	(258,159)	(179,792)

Other Expenses
Interest Expense	386,009	33,724	416,087	73,120
Loss on Loan Conversion	—	—	45,000	—

Total Other Expenses	386,009	33,724	461,087	73,120

Loss Before Income Taxes	(495,681)	(102,789)	(719,246)	(252,912)

Income Taxes	—	—	—	—

Net Loss for the Period	$ (495,681)	$ (102,789)	$ (719,246)	$ (252,912)

Weighted Average Number of Common Shares -
Basic and Diluted	8,779,057	1,485,519	8,779,057	1,174,559

Net Loss Per Common Shares -
Basic and Diluted	$ (0.06)	$ (0.07)	$ (0.08)	$ (0.22)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2018	2017

Cash Flows from Operating Activities

Net Loss for the Period	$ (719,246)	$ (252,912)

Non-Cash Adjustments:
Depreciation	113	113
Common Stock Issued for Current Year Board of Directors Fees	142,500	10,625
Common Stock Payable for Inventory Purchase	—	450,000
Loss on Loan Conversion	45,000	—
Interest Expense on Notes Payable	60,132	—
Interest Expense - Amortization of Debt Discount	355,955	—
Changes in Assets and Liabilities:
Accounts Receivable	—	(15,200)
Prepaid Expenses	—	3,679
Inventory	—	(81,000)
Note Receivable	—	(230,725)
Accounts Payable and Accrued Expenses	3,699	41,503
Accrued Board of Directors Fees	105,000	232,500
Accrued Interest	—	72,900

Net Cash Flows Provided by (Used In) Operating Activities	(6,847)	231,483

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Bank Overdraft	—	(1,638)
Notes Payable, Net	—	11,259
Notes Payable Related Parties, Net	—	32,500
Inventory Loan Payable - Related Party, Net	—	40,500
Due to Related Parties, Net	7,013	—
Director's Loans, Net	—	(301,735)

Net Cash Flows Provided by (Used In) Financing Activities	7,013	(219,114)

Net Change in Cash and Cash Equivalents	166	12,369

Cash and Cash Equivalents - Beginning of Period	64	—

Cash and Cash Equivalents - End of Period	$ 230	$ 12,369

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Returned in Exchange for Promissory Notes	$ —	$ 5,555
Common Stock Issued to Pay Note Payable	$ 45,000	$ —

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended June 30, 2017	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2017	858,536	$ 86	5,000,000	$ 500	$ 23,466,691	$ (26,173,277)	$ (2,706,000)

Shares Cancelled	(570)	—	(5,000,000)	(500)	(5,057)	—	(5,557)

Common Stock Issued for Loan Payment	40,000	4	—	—	22,396	—	22,400

Common Stock Issued to Pay for Inventory	762,605	76	—	—	449,924	—	450,000

Common Stock Issued to Pay Accrued Board of Directors Fees	73,675	7	—	—	37,493	—	37,500

Common Stock Issued for Current Year Services	78,333	8	—	—	59,992	—	60,000

Net Loss for the Period	—	—	—	—	—	(252,912)	(252,912)

Balance - June 30, 2017	1,812,579	$ 181	—	$ —	$ 24,031,439	$ (26,426,189)	$ (2,394,569)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended June 30, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	—	—	399,167	—	399,500

Common Stock Issued to Pay Note Payable	450,000	45	—	—	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	—	—	142,381	—	142,500

Beneficial Conversion Feature from Convertible Notes	—	—	—	—	811,912	—	811,912

Net Loss for the Period	—	—	—	—	—	(719,246)	(719,246)

Balance - June 30, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (28,657,527)	$ (1,455,000)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended June 30, 2017	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - April 1, 2017	861,299	$ 86	5,000,000	$ 500	$ 23,468,636	$ (26,323,400)	$ (2,854,178)

Shares Cancelled	—	—	(5,000,000)	(500)	498		(2)

Common Stock Issued for Loan Payment	40,000	4	—	—	22,396	—	22,400

Common Stock Issued to Pay for Inventory	762,605	76	—	—	449,924	—	450,000

Common Stock Issued to Pay Accrued Board of Directors Fees	73,675	7	—	—	37,493	—	37,500

Common Stock Issued for Current Year Services	75,000	8	—	—	52,492	—	52,500

Net Loss for the Period	—	—	—	—	—	(102,789)	(102,789)

Balance - June 30, 2017	1,812,579	$ 181	—	$ —	$ 24,031,439	$ (26,426,189)	$ (2,394,569)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended June 30, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - April 1, 2018	8,779,057	$ 877	—	$ —	$ 26,389,738	$ (28,161,846)	$ (1,771,231)

Beneficial Conversion Feature from Convertible Notes	—	—	—	—	811,912	—	811,912

Net Loss for the Period	—	—	—	—	—	(495,681)	(495,681)

Balance - June 30, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (28,657,527)	$ (1,455,000)

The accompanying notes are an integral part of these financial statements

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2017, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.   Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At June 30, 2018 and December 31, 2017 there were -0- gaming machines in inventory valued at $-0-.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 2 – Summary of Significant Accounting Policies – continued

Revenue Recognition - continued

The Company operates as one reportable segment.

Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. There was $-0- gaming win/loss revenue for each of the six month periods ended June 30, 2018 and 2017.

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

Beneficial Conversion Feature

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated financial statements.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at June 30, 2018.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at June 30, 2018 and December 31, 2017.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(411)	(298)

Net Property, Plant and Equipment	$ 297	$ 410

For each of the six months ended June 30, 2018 and 2017 depreciation expense was $113.

NOTE 8 – Related Party Transactions

During the six months ended June 30, 2017, sixty (60) gaming machines were sold to a company controlled by Mr. Paul Parliament, the Company’s chief executive officer, for a total of $420,000.  The sale reduced Mr. Parliaments’ note payable from the Company in the amount of $76,000.  The sale was also financed by a note receivable in the amount of $152,000. Due to uncertainty of collection the note receivable of $152,000 was allowed for as a bad debt at December 31, 2017 (See Note 6).

During the six months ended June 30, 2017 the Company sold 10 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $67,500.

During the six months ended June 30, 2017, seventy-five (75) gaming machines were sold to a company controlled by Mr. Doug Brooks, a director of the Company, for a total of $525,000. The sale reduced the note payable to Mr. Brooks in the amount of $209,000. The sale was also financed by a note receivable in the amount of $76,000. Due to uncertainty of collection the note receivable of $76,000 was allowed for as a bad debt at December 31, 2017 (See Note 6).

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Related Party Transactions - continued

Directors loans consist of the following:

	June 30,	December 31,
	2018	2017

Douglas Brooks – 8% Interest, Matures October 2018 *	$ 276,556	$ 265,834
Richard Kaiser – 8% Interest, Matures October 2018 *	113,887	109,472
Paul Parliament – 8% Interest, Matures October 2018 *	425,075	408,595
Less: Debt Discounts	(200,229)	––

Net Directors Loans	$ 615,289	$ 783,901

Interest expense for the six months ended June 30, 2018 and 2017 was $60,132 and $73,120, respectively.

* - Per board approval, on March 13, 2018, the Board of Directors unanimously agreed to change the conversion price of all director loans outstanding to $0.10 (ten cents), and any stock issuance done on these director loans shall be freely trading shares per rules and regulation of the US SEC on aged debt conversion issuances. At anytime the holder of the note decides to convert amounts owed - principle and accrued interest, the conversion is to be done into common shares at a $0.10 (ten cents) per common share price.  Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $400,457.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount is being amortized to interest expense until maturity.

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $71,942 and $64,929 at June 30, 2018 and December 31, 2017, respectively.

Notes payable related parties consist of the following:

	June 30,	December 31,
	2018	2017

Julios Kosta – 8% Interest, Matures October 2018 *	$ 454,313	$ 480,881
Marsadi Parliament – 8% Interest, Matures December 2019 *	130,042	125,000
Martin Wolfe – Prior CFO Moved to Non Related Notes Payable	––	20,247

Total Notes Payable – Related Party	584,355	626,128

Less: Discounts on Notes Payable Related Party	(193,228)	––

Net Notes Payable Related Party	$ 391,127	$ 626,128

The note holders are related to the Company in the following capacities:  Julios Kosta is a major shareholder and Marsadi Parliament is related to director, Paul Parliament.

* - Per board approval, on March 13, 2018, the Board of Directors unanimously agreed to change the conversion price of all notes payable outstanding to $0.10 (ten cents), and any stock issuance done on note payables shall be freely trading shares per rules and regulation of the US SEC on aged debt conversion issuances. At anytime the holder of the note decides to convert amounts owed - principle and accrued interest, the conversion is to be done into common shares at a $0.10 (ten cents) per common share price.  Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $336,455.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount is being amortized to interest expense until maturity.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Related Party Transactions - continued

During the six months ended June 30, 2018, Mr. Kosta gifted $45,000 of his note payable to another party who converted the note on date of receipt when closing market price of the Company was $0.20.  This resulted in a loss on conversion of $45,000 which is reported in the statement of operations for the six months ended June 30, 2018.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For the six months ended June 30, 2018 and 2017 the company paid press release wire services in the amount of $-0- and $295, respectively.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

	June 30,	December 31
	2018	2017

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Martin Wolfe – 8% Interest, Matures May 2018 - See Note 13	20,247	––
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Isabell Pilon – 8% Interest, Matures December 2019 *	130,042	125,000
Less: Debt Discounts	(62,500)	––

Total Notes Payable	$ 97,279	$ 134,490

* - Per board approval, on March 13, 2018, the Board of Directors unanimously agreed to change the conversion price of all notes payable outstanding to $0.10 (ten cents), and any stock issuance done on note payables shall be freely trading shares per rules and regulation of the US SEC on aged debt conversion issuances. At anytime the holder of the note decides to convert amounts owed - principle and accrued interest, the conversion is to be done into common shares at a $0.10 (ten cents) per common share price. Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $75,000.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The discount is being amortized to interest expense until maturity.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at June 30, 2018 and December 31, 2017 was $4,500.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.   The Plan shall expire on March 15, 2028.  As of June 30, 2018, no shares had been issued from this plan.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 12 – Commitments and Contingencies

The Company leased office space in Niagara-on-the-Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, the Company’s chief executive officer.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease was extended through December 2017 at a reduced rate of $942. Rent expense for the six months ended June 30, 2018 and 2017 was $-0- and $6,594, respectively.

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

On December 10, 2018, the Company unanimously agreed to amend the terms of the outstanding promissory notes for directors and related parties owed as of November 18, 2018 by changing the conversion price from $0.10 per share to $0.20 per share.

On December 28, 2018, the Company signed a settlement agreement with Mr. Martin Wolfe in the amount of $19,500 to settle outstanding amounts owed to him. At June 30, 2018 and December 31, 2017 the amount owed to Mr. Wolfe was $20,247 and was included in notes payable and notes related party – current, respectively.

For the period June 30, 2018 through the date of this report there have been no additional subsequent events.

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

On January 16, 2017, the Company amended its certificate of incorporation to effect a one-for-three hundred (1:300) reverse stock split.  This reverse stock split became effective as of the close of business on January 16, 2017. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split. On April 3, 2017, FINRA- recognized and allowed the Company's 1:300 reverse stock split.

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
* Resigned in November 19, 2018
(Read Subsequent Events-Item 5)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2018 and 2017 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended June 30, 2018 and 2017 were -0-, and $578,500, including $420,000 sale from related parties, respectively. Gaming machine sale decreased to -0- due to the political and economic instability in Nicaragua.

Cost of sales for the three months ended June 30, 2018 was $-0- and for the three months ended June 30, 2017 was $ 378,000, including $270,000, the cost of sales from related.

Gross profit for the three months ended June 30, 2018 was $-0- and for the three ended June 30, 2017 was $200,500.

Total Operating expenses for three months ended June 30, 2018 was $ 109,672 compared to $269,565 for the three months ended June 30, 2017. The decreases were attributed to decreases in commission payments, general and administrative expenses, professional fees and board of director fees.

Six Months – June 30, 2018 and 2017 Statements

The sales revenue from the Company’s gaming machine sales for the six  months ended June 30, 2018 and 2017 were -0-, and $1,251,500, including $1,012,500 sale from related parties, respectively. Gaming machine sale decreased to -0- due to the political and economic instability in Nicaragua.

Cost of sales for the six months ended June 30, 2018 and 2017 were $-0- and six months ended June 30, 2017 was $819,000, including $652,500, the cost of sales from related party.

Gross profit for the six months ended June 30, 2018 and 2017 were $-0- and $432,500, respectively

Total Operating expenses for six months ended June 30, 2018 was $ 258,159 compared to $612,292 for the six ended June 30, 2017. The decreases were attributed to decreases in commission payments, general and administrative expenses, professional fees and board of director fees.

Net Loss:

Net loss for the three month ended June 30, 2018 and 2017 were $495,681 and $102,789, respectively. Net loss for the six month ended June 30, 2018 and 2017 were $719,246 and $252,912, respectively.

Liquidity and Capital Resources:

As of June 30, 2018, the Company’s assets totaled $527, which consisted of cash of $230 and property and equipment-net of accumulated depreciation of $297. Our total liabilities were $1,455,527. As of June 30, 2018, the Company had an accumulated deficit of $28,657,527 and a working capital deficit of $1,455,000.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $(6,847), and net cash provided by operating activities for the six month ended June 30, 2017 was $231,483, respectively. The decrease was attributed to the increase in net loss, the decline in the sales of gaming machines and the increase in liabilities which add to working capital deficit.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for six months ended June 30, 2018 and 2017.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for six months ended June 30, 2018 was $ 7,013 and net cash used in financing activities for the six month ended June 30, 2017 was ($219,114). The increase amount was attributed to cash infusion by related parties used in operational expenses.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2018.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended June 30, 2018. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended June 30, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended June 30, 2018 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of June 4, 2019, no shares had been issued from this plan.

The Board of Directors on December 10, 2018, voted unanimously to amend the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on all promissory notes with accrued interest at 8% per annum owed as of November 18, 2018, including the promissory notes which were due in October 2018. As of June 25, 2019, management has yet to issue any shares on the conversion of any outstanding promissory notes (read "Subsequent Events" Item 5).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events

Throughout the 2018 operational year, the Company struggled to maintain its gaming operations.  The politically unstable situation in Nicaragua, in addition to US financial and trade sanctions against the current Nicaraguan Government, caused Bravo Multinational, Inc. to reassess it gaming operations.   As such, on November 18, 2018, management changed the direction of the Company by evaluating gaming operations as they might exist in the USA and Canadian markets and other more stable democracies within Latin America. Additionally, Management looked at other opportunities outside of the casino gaming industries as those opportunities present themselves. If a viable opportunity becomes available, management will determine if such an opportunity is accretive to the Company and can create shareholder value.

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

On December 10, 2018 the Board made the following decisions:

• The Board of Directors appointed Mr. Merle Ferguson as director of the Company.  Mr. Ferguson accepted the nomination.

• The Board of Directors, which included Mr. Merle Ferguson, as newly appointed director, voted unanimously to amend the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten Cents) per share to $0.20 (twenty cents) per share on all promissory notes with accrued interest at 8% per annum owed as of November 18, 2018, including the promissory notes which were due in October 2018. As of June 25, 2019, management has yet to issue any shares on the conversion of any outstanding promissory notes.

• The Board of Directors agreed to pay all accrued executive officer and director wage compensation in S-8 registered stock for wages earned during the period from April 1, 2018 to November 18, 2018.

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

On December 28, 2018, the Company worked out a settlement agreement with Mr. Marty Wolfe, who on January 18, 2018 pursed a civil legal action against the Company for a default on money owed per terms of his Promissory Note, dated June 22, 2017.  On December 28, 2018 the Company signed and paid a settlement agreement with Mr. Martin Wolfe in the amount of $19,500 to settle outstanding amounts owed to him. At December 31, 2017 the amount owed to Mr. Wolfe was $20,247 and was included in notes payable related party - current.

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

10.01*	Resignation Letter-Paul Parliament-November 19, 2018, filed as Exhibit 10.30 on Form 10-K for year-end December 31, 2017
10.02*	Resignation Letter- Douglas Brooks-November 19, 2018, filed as Exhibit 10.31 on Form 10-K for year-end December 31, 2017
10.03*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017, filed as Exhibit 10.39 on Form 10-K for year-end December 31, 2017
10.04*	Settlement Agreement-Martin Wolfe- December 28, 2018, filed as Exhibit 10.40 on Form 10-K for year end December 31, 2017
10.05*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018;filed as Exhibit 10.32 on Form 10-K for year-end December 31, 2017
10.06*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018; filed as Exhibit 10.33 on Form 10-K for year-end December 31, 2017
10.07*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018;filed as Exhibit 10.34 on Form 10-K for year-end December 31, 2017
10.08*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018; filed as Exhibit 10.35 on Form 10-K for year-end December 31, 2017
10.09*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018; filed as Exhibit 10.36 on Form 10-K for year-end December 31, 2017
10.10*	Gift Letter I. Pilon to M. Parliament- December 31, 2017; filed as Exhibit 10.37 on Form 10-K for year end December 31, 2017
10.11*	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit on Form 10-Q March 31, 2018
31.1+	Amended Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

101+	XBRL Interactive Exhibits.

** Previously filed.

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: June 25, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer