Form 10-Q
period 2018-09-30
Bravo Multinational Inc.
filed 2019-08-16
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At August 15, 2019, the registrant had outstanding 8,929,057 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
September 30, 2019

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	2018	2017

ASSETS
Current Assets
Cash and Cash Equivalents	$ 140	$ 64
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—

Total Current Assets	140	64

Property and Equipment - Net of Accumulated Depreciation	241	410

Total Assets	$ 381	$ 474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	136,369	130,892
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	72,848	64,929
Notes Payable (Net of Discounts of $51,786 and $-0-, respectively)	110,633	134,490
Notes Payable - Related Party, Current (Net of Discounts of $70,462 and $-0-, respectively)	525,755	145,247
Accrued Board of Directors Fees	210,000	399,500
Directors Loans (Net of Discounts of $28,605 and $-0-, respectively)	803,468	783,901

Total Current Liabilities	1,899,373	1,699,259

Notes Payable - Related Party, Net of Current	—	480,881

Total Liabilities	1,899,373	2,180,140

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,779,057 and 3,812,390 Issued and Outstanding, Respectively	877	380
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Additional Paid-In-Capital	27,201,650	25,758,235
Accumulated Deficit	(29,101,519)	(27,938,281)

Total Stockholders' Deficit	(1,898,992)	(2,179,666)

Total Liabilities and Stockholders' Deficit	$ 381	$ 474
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue
Sale of Equipment	$ —	$ —	$ —	$ 239,000
Sale of Equipment - Related Parties	—	416,000	—	1,428,500
Machine Income	—	148,478	—	148,478

Total Revenue	—	564,478	—	1,815,978

Cost of Sales
Cost of Sales	—	—	—	166,500
Cost of Sales - Related Parties	—	270,000	—	922,500

Total Cost of Sales	—	270,000	—	1,089,000

Gross Profit	—	294,478	—	726,978

Expenses
Depreciation	57	103,387	170	103,500
Commissions	—	47,500	—	187,150
General and Administrative	2,411	68,307	9,267	126,558
Professional Fees	362	38,626	4,053	164,404
Board of Directors Fees	105,000	132,500	352,500	421,000

Total Expenses	107,830	390,320	365,990	1,002,612

Loss from Operations	(107,830)	(95,842)	(365,990)	(275,634)

Other Expenses
Interest Expense	336,162	35,857	752,248	108,977
Loss on Loan Conversion	—	—	45,000	—

Total Other Expenses	336,162	35,857	797,248	108,977

Loss Before Income Taxes	(443,992)	(131,699)	(1,163,238)	(384,611)

Income Taxes	—	—	—	—

Net Loss for the Period	$ (443,992)	$ (131,699)	$ (1,163,238)	$ (384,611)

Weighted Average Number of Common Shares -
Basic and Diluted	8,779,057	3,432,531	6,306,865	1,935,487

Net Loss Per Common Shares -
Basic and Diluted	$ (0.05)	$ (0.04)	$ (0.18)	$ (0.20)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2018	2017

Cash Flows from Operating Activities

Net Loss for the Period	$ (1,163,238)	$ (384,611)

Non-Cash Adjustments:
Depreciation	170	103,500
Common Stock Issued for Current Year Board of Directors Fees	142,500	25,000
Common Stock Payable for Inventory Purchase	—	450,000
Common Stock Issued for Debt Interest	—	9,848
Loss on Loan Conversion	45,000	—
Interest Expense on Notes Payable	91,189	—
Interest Expense - Amortization of Debt Discount	661,059	—
Changes in Assets and Liabilities:
Accounts Receivable	—	(42,312)
Prepaid Expenses	—	3,887
Inventory	—	189,000
Note Receivable	—	(2,725)
Note Receivable - Related Party		(418,000)
Accounts Payable and Accrued Expenses	5,477	36,358
Accrued Board of Directors Fees	210,000	351,000
Accrued Interest	—	89,807

Net Cash Flows Provided by (Used In) Operating Activities	(7,843)	410,752

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Bank Overdraft	—	(1,638)
Notes Payable, Net	—	27,259
Notes Payable Related Parties, Net	—	25,247
Inventory Loan Payable - Related Party, Net	—	(94,500)
Gaming Loan Payable - Related Party, Net	—	(60,300)
Due to Related Parties, Net	7,919	—
Director's Loans, Net	—	(303,394)

Net Cash Flows Provided by (Used In) Financing Activities	7,919	(407,326)

Net Change in Cash and Cash Equivalents	76	3,426

Cash and Cash Equivalents - Beginning of Period	64	—

Cash and Cash Equivalents - End of Period	$ 140	$ 3,426

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Returned in Exchange for Promissory Notes	$ —	$ 5,555
Common Stock Issued to Pay Note Payable	$ 45,000	$ —
Common Stock Issued for Fixed Asset Purchase	$ —	$ 1,809,000
Beneficial Conversion Feature from Convertible Notes	$ 811,912	$ —

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2017	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2017	858,536	$ 86	5,000,000	$ 500	$ 23,466,691	$ (26,173,277)	$ (2,706,000)

Shares Cancelled	(570)	—	(5,000,000)	(500)	(5,057)	—	(5,557)

Common Stock Issued for Loan Payment	372,618	37	—	—	384,617	—	384,654

Common Stock Issued to Pay for Inventory	2,226,198	222	—	—	2,258,778	—	2,259,000

Common Stock Issued to Pay Accrued Board of Directors Fees	1,511,226	151	—	—	901,350	—	901,501

Common Stock Issued for Current Year Services	78,333	8	—	—	59,992	—	60,000

Net Loss for the Period	—	—	—	—	—	(384,611)	(384,611)

Balance - September 30, 2017	5,046,341	$ 504	—	$ —	$ 27,066,371	$ (26,557,888)	$ 508,987

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	—	—	399,167	—	399,500

Common Stock Issued to Pay Note Payable	450,000	45	—	—	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	—	—	142,381	—	142,500

Beneficial Conversion Feature from Convertible Notes	—	—	—	—	811,912	—	811,912

Net Loss for the Period	—	—	—	—	—	(1,163,238)	(1,163,238)

Balance - September 30, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (29,101,519)	$ (1,898,992)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2017	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2017	1,812,579	$ 181	—	$ —	$ 24,031,439	$ (26,426,189)	$ (2,394,569)

Common Stock Issued for Loan Payment	332,618	33	—	—	362,221	—	$ 362,254

Common Stock Issued to Pay for Inventory	1,463,593	146	—	—	1,808,854	—	1,809,000

Common Stock Issued to Pay Accrued Board of Directors Fees	1,437,551	144	—	—	863,857	—	864,001

Net Loss for the Period	—	—	—	—	—	(131,699)	(131,699)

Balance - September 30, 2017	5,046,341	$ 504	—	$ —	$ 27,066,371	$ (26,557,888)	$ 508,987

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (28,657,527)	$ (1,455,000)

Net Loss for the Period	—	—	—	—	—	(443,992)	(443,992)

Balance - September 30, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (29,101,519)	$ (1,898,992)

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

The Company is currently engaged in the business of buying and reselling gaming equipment.  The Company also buys machines for its own use that are placed in casinos or gaming areas to obtain monthly revenue streams from the machines’ net win revenue.

On May 4, 2016 the company entered into an agreement to purchase 500 gaming machines from Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, a company owned by our consultant and major shareholder, Julios Kosta. On May 6, 2016 the transaction closed and an initial purchase of 150 gaming machines was completed, with the balance of machines to be purchased over approximately 18 months prior to December 31, 2017. On December 31, 2017 this contract was terminated along with the contract with GameTouch LLC.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2017, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements for the three and nine month periods ended September 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.   Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At September 30, 2018 and December 31, 2017 there were -0- gaming machines in inventory valued at $-0-.

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

Fair Value Measurements – continued

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

Revenue Recognition – continued

The Company operates as one reportable segment.

Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. Gaming win/loss revenue for the nine month periods ended September 30, 2018 and 2017 was $-0- and $148,478, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard on fiscal year January 1, 2019. Based on our assessment of the new standard on our condensed consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities, we have concluded that the impact will be insignificant to our condensed consolidated financial statements based on the short-term nature of our leases and our election of such practical expedient.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at September 30, 2018.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at September 30, 2018 and December 31, 2017.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(467)	(298)

Net Property, Plant and Equipment	$ 241	$ 410

For the nine months ended September 30, 2018 and 2017 depreciation expense was $170 and $103,500, respectively.

NOTE 8 – Related Party Transactions

During the nine months ended September 30, 2017, one hundred ten (110) gaming machines were sold to a company controlled by Mr. Paul Parliament, the Company’s chief executive officer, for a total of $770,000. The sales were financed by a notes receivable in the amount of $342,000.  Due to uncertainty of repayment, the notes receivable of $342,000 were allowed for as a bad debt at December 31, 2017 (See Note 6). The above mentioned sales were also paid for by reducing Mr. Parliaments’ note payable from the Company in the amount of $76,000.

During the nine months ended September 30, 2017 the Company sold 20 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $133,500.

During the nine months ended September 30, 2017, seventy-five (75) gaming machines were sold to a company controlled by Mr. Doug Brooks, a director of the Company, for a total of $525,000. The sale reduced the note payable to Mr. Brooks in the amount of $209,000. The sale was also financed by a note receivable in the amount of $76,000. Due to uncertainty of repayment, the note receivable of $76,000 was allowed for as a bad debt at December 31, 2017 (See Note 6).

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Related Party Transactions - continued

Directors loans consist of the following:

	September 30,	December 31,
	2018	2017

Douglas Brooks – 8% Interest, Matures October 2018 *	$ 282,170	$ 265,834
Richard Kaiser – 8% Interest, Matures October 2018 *	116,199	109,472
Paul Parliament – 8% Interest, Matures October 2018 *	433,704	408,595
Less: Debt Discounts	(28,605)	––

Net Directors Loans	$ 803,468	$ 783,901

Interest expense for the nine months ended September 30, 2018 and 2017 was $48,170 and $67,685, respectively.

* Per board approval, on March 13, 2018, all director loans will be paid by converting to stock at a rate of $0.10 per share.  Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $400,457.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount is being amortized to interest expense until maturity.

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $72,848 and $64,929 at September 30, 2018 and December 31, 2017, respectively.

Notes payable related party consist of the following:

	September 30,	December 31,
	2018	2017

Julios Kosta – 8% Interest, Matures October 2018 *	$ 463,535	$ 480,881
Marsadi Parliament – 8% Interest, Matures December 2019 *	132,682	125,000
Martin Wolfe – Prior CFO Moved to Non Related Notes Payable	––	20,247

Total Notes Payable – Related Party	596,217	626,128

Less: Discounts on Notes Payable Related Party	(70,462)	––

Net Notes Payable Related Party	$ 525,755	$ 626,128

The note holders are related to the Company in the following capacities:  Julios Kosta is a major shareholder and Marsadi Parliament is related to director, Paul Parliament.

Interest expense for the nine months ended September 30, 2018 and 2017 was $35,337 and $37,529, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Related Party Transactions - continued

* Per board approval, on March 13, 2018, notes payable related party will be paid by converting to stock at a rate of $0.10 per share.  Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $336,455.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount is being amortized to interest expense until maturity.

During the nine months ended September 30, 2018, Mr. Kosta gifted $45,000 of his note payable to another party who converted the note on date of receipt when closing market price of the Company was $0.20.  This resulted in a loss on conversion of $45,000 which is reported in the statement of operations for the nine months ended September 30, 2018.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For the nine months ended September 30, 2018 and 2017 the company paid press release wire services in the amount of $-0- and $587, respectively.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

	September 30,	December 31
	2018	2017

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Martin Wolfe – 8% Interest, Matures May 2018 - See Note 13	20,247	––
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Isabell Pilon – 8% Interest, Matures December 2019 *	132,682	125,000
Less: Debt Discounts	(51,786)	––

Total Notes Payable	$ 110,633	$ 134,490

Interest expense for the nine months ended September 30, 2018 and 2017 was $7,682 and $-0-, respectively.

* Per board approval, on March 13, 2018, this note payable will be paid by converting to stock at a rate of $0.10 per share. Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $75,000.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount is being amortized to interest expense until maturity.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at September 30, 2018 and December 31, 2017 was $4,500.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.   The Plan shall expire on March 15, 2028.  As of September 30, 2018, no shares had been issued from this plan.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 12 – Commitments and Contingencies

The Company leased office space in Niagara-on-the-Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, the Company’s chief executive officer.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease was extended through December 2017 at a reduced rate of $942. Rent expense for the nine months ended September 30, 2018 and 2017 was $-0- and $9,420, respectively.

NOTE 13 - Subsequent Events

On November 10, 2018, the Company signed a consulting agreement with Mr. Paul Parliament for an eight (8) month contract from November 20, 2018 through July 19, 2019 in the amount of $30,000 to be paid in common stock.

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

On December 28, 2018, the Company signed a settlement agreement with Mr. Martin Wolfe in the amount of $19,500 to settle outstanding amounts owed to him. At September 30, 2018 and December 31, 2017 the amount owed to Mr. Wolfe was $20,247 and was included in notes payable and notes related party – current, respectively.

On July 1, 2019 the Company signed a consulting agreement with an outside party for general consulting management service for three months ending on September 30, 2019.

On July 18, 2019 the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for 150,000 shares of restricted common stock.

On July 19, 2019 the Board of Directors approved the issuance of 73,171 shares common stock to Mr. Paul Parliament for his consulting services rendered based on the closing price of the Company’s stock on that date.

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

On or about the first week of December 2017, Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC notified management of serious issues throughout the Country of Nicaragua. Civil unrest started due to lack of simple social services, like electricity, running water and destroyed infrastructure from Hurricane Nate.  The ever growing political and civil unrest affected the country’s economy, which had a direct effect on the gaming industry in Nicaragua. The dangerous situation throughout Nicaragua eliminated BRVO from operating its gaming interests, effectively. On December 30, 2017, management canceled the business contracts with both Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC. Subsequently, The US Government placed trade and financial sanctions on the Government of Nicaragua, which greatly affected BRVO’s business practices in the Country (read “Subsequent Event Section” of the Filing).

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
* Resigned in November 19, 2018
(Read Subsequent Events-Item 5)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – Septmber 30, 2018 and 2017 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended September 30, 2018 and 2017 were -0-, and $564,478, including $416,000 sale from related parties, respectively. Gaming machine sale decreased to -0- due to the political and economic instability in Nicaragua.

Cost of sales for the three months ended September 30, 2018 was $-0- and for the three months ended September 30, 2017 was $270,000, the cost of sales from related parties.

Gross profit for the three months ended September 30, 2018 was $-0- and for the three months ended September 30, 2017 was $294,478.

Total Operating expenses for three months ended September 30, 2018 was $ 107,830 compared to $390,320 for the three months ended September 30, 2017. The decreases were attributed to decreases in depreciation expense, commission payments, general and administrative expenses, professional fees and board of director fees.

Nine Months – September 30, 2018 and 2017 Statements

The sales revenue from the Company’s gaming machine sales for the nine  months ended September 30, 2018 and 2017 were -0-, and $1,815,978, including $1,428,500 sale from related parties, respectively. Gaming machine sale decreased to -0- due to the political and economic instability in Nicaragua.

Cost of sales for the nine months ended September 30, 2018 were $-0- and for the nine months ended June 30, 2017 were $1,089,000, including $922,500, the cost of sales from related party.

Gross profit for the nine months ended September 30, 2018 and 2017 were $-0- and $726,978, respectively

Total Operating expenses for nine months ended September 30, 2018 was $365,990 compared to $1,002,612 for the nine months ended September 30, 2017. The decreases were attributed to decreases in depreciation expense, commission payments, general and administrative expenses, professional fees and board of director fees.

Net Loss:

Net loss for the three months ended September 30, 2018 and 2017 were $443,992 and $131,699, respectively. Net loss for the nine months ended September 30, 2018 and 2017 were $1,163,238 and $384,611, respectively.

Liquidity and Capital Resources:

As of September 30, 2018, the Company’s assets totaled $381, which consisted of cash of $140 and property and equipment-net of accumulated depreciation of $241. Our total liabilities were $1,899,373. As of September 30, 2018, the Company had an accumulated deficit of $29,101,519 and a working capital deficit of $1,898,992.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $7,843, and net cash provided by operating activities for the nine month ended September 30, 2017 was $410,752, respectively. The decrease was attributed to the increase in net loss, the decline in the sales of gaming machines and the increase in liabilities which add to working capital deficit.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for nine months ended September 30, 2018 and 2017.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2018 was $7,919 and net cash used in financing activities for the six month ended June 30, 2017 was $407,326. The increase amount was attributed to cash infusion by related parties used in operational expenses.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2018.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended September 30, 2018. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended September 30, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended September 30, 2018 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 18, 2019 the Company issued 150,000 shares of its common stock.  The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The offering was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares and the manner of the offering. In addition, the Purchaser represented that it had the necessary investment intent as required by Section 4(2) and agreed that shares issued in book form will be noted as restricted and shares issued by certificate will bear a legend that states that the securities were restricted pursuant to Rule 144 of the Securities Act. The restricted shares were issued to one shareholder for a total consideration of $30,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales (read "Subsequent Events" Item 5).

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

On July 1, 2019 the Company signed a consulting agreement with an outside party for general consulting management service for three months ending on September 30, 2019 (see Exhibit 10.14).

On July 18, 2019 the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock (see Exhibit 10.13).

On July 19, 2019 the Board of Directors approved the issuance of 73,171 shares common stock to Mr. Paul Parliament for his consulting services rendered based on the closing price of the Company’s stock on that date (see Exhibit 10.12).

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

10.01*	Resignation Letter-Paul Parliament-November 19, 2018, filed as Exhibit 10.30 on Form 10-K for year-end December 31, 2017
10.02*	Resignation Letter- Douglas Brooks-November 19, 2018, filed as Exhibit 10.31 on Form 10-K for year-end December 31, 2017
10.03*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017, filed as Exhibit 10.39 on Form 10-K for year-end December 31, 2017
10.04*	Settlement Agreement-Martin Wolfe- December 28, 2018, filed as Exhibit 10.40 on Form 10-K for year end December 31, 2017
10.05*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018;filed as Exhibit 10.32 on Form 10-K for year-end December 31, 2017
10.06*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018; filed as Exhibit 10.33 on Form 10-K for year-end December 31, 2017
10.07*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018;filed as Exhibit 10.34 on Form 10-K for year-end December 31, 2017
10.08*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018; filed as Exhibit 10.35 on Form 10-K for year-end December 31, 2017
10.09*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018; filed as Exhibit 10.36 on Form 10-K for year-end December 31, 2017
10.10*	Gift Letter I. Pilon to M. Parliament- December 31, 2017; filed as Exhibit 10.37 on Form 10-K for year end December 31, 2017
10.11*	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit on Form 10-Q March 31, 2018
10.12+	Consulting Agreement- Paul Parliament November 20, 2018
10.13+	Private Placement Agreement - M. Corrigan July 16, 2019
10.14+	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+

Certification of Richard Kaiser, Interim Chief Financial Officer and Interim Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
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

BRAVO MULTINATIONAL INCORPORATED

Dated: August 15, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer