Form 10-K
period 2018-12-31
Bravo Multinational Inc.
filed 2019-09-03
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

                                                                                      (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018 based on the closing sale price of $0.11 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on June 30, 2018 was approximately $297,451 (2,704,103 shares held).  The stock price of $0.11 at June 30, 2018, takes into account a one for 300 reverse stock-split on January 16, 2017.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At September 3, 2019 the registrant had outstanding 8,929,058 shares of common stock, par value $0.0001 per share.

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

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, which is the purchase and leasing of gaming equipment.  The change of name was effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrant's name the trading symbol for the shares of the Registrant's common stock has been changed to “BRVO.” Registrant's CUSIP identifier has been changed to 10568F109.

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

On January 16, 2017, The Board of Directors of the Company unanimously approved an amendment to the Company’s Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-three hundred (1-for-300) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware. The amended Articles of Incorporation increased the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $0.0001 per share. The preferred shares are blank check preferred. Registrant's CUSIP identifier has been changed to 10568F208.

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

We currently own 76.63 acres within seven patented claims with a 29.167% ownership interest.   We allowed all of our BLM unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims was fully impaired due to lack of economic viability of such properties.

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

On August 16, 2017 the Company completed an asset purchase for 300 slot and video poker machines, providing an immediate new revenue stream for Bravo. The contract is valued at $3,618,000.  These 300 gaming machines were to become operational in numerous locations throughout Nicaragua. Management employed the services of Centro de Entretenimiento y Diversion Mombacho S.A., a Nicaraguan corporation, to manage the daily operations of the machines, and the Company pays Centro de Entretenimiento y Diversion Mombacho S.A. a 25% managment fee per machine based on the net win of gaming revenues per machine. On August 16, 2017, the Company purchased 300 gaming machines with the intention of placing these machines in casinos where they will be producing a revenue stream monthly based on net wins of the each machine. The Company was unable to continue its operations and therefore, the Company returned these 300 gaming machines to Centro de Entretenimiento on December 30, 2017.  In exchange, Julios Kosta owner of Centro de Entretenimiento returned 1,463,593 shares of common stock.

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

On or about the first week of December 2017, Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC notified management of serious issues throughout the Country of Nicaragua. Civil unrest started due to lack of simple social services, like electricity, running water and destroyed infrastructure from Hurricane Nate.  The ever growing political and civil unrest affected the country’s economy, which had a direct effect on the gaming industry in Nicaragua. The dangerous situation throughout Nicaragua eliminated BRVO from operating its gaming interests, effectively. On December 30, 2017, management canceled the business contracts with both Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC. Currently, the US Government placed trade and financial sanctions on the Government of Nicaragua, which greatly affected BRVO’s business practices in the Country.

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

On November 30, 2018, the Company moved its offices out of Ontario, Canada, to 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was traded on the OTCBB from November 23, 2009, until December 16, 2013, under the symbol “GHDC.”  Beginning on December 16, 2013, our common stock was traded on the OTCQB. On April 7, 2016, our trading symbol was changed from "GHDC" to “BRVO.” Our common stock has been traded on the OTCPK under the trading symbol "BRVO."

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

	High	Low
Fiscal 2017 Quarter Ended (1):
March 31, 2017	$0.90	$0.99
June 30, 2017 September 30, 2017 December 31, 2017	$3.49 $1.05 $0.68	$3.20 $0.90 $0.55

(1) This price takes into account the one for 300 reverse split which occurred on January 16, 2017.

	High	Low
Fiscal 2018 Quarter Ended:
March 31, 2018	$0.24	$0.20
June 30, 2018 September 30, 2018 December 31, 2018	$0.145 $0.06 $0.516	$0.11 $0.058 $0.4165

As of December 31, 2018 we had 8,779,058 shares of our common stock outstanding.  Our shares of common stock are held by approximately 119 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

As Such, the Preferred ‘A’ Shares have been cancelled and there has been no issuances of the “Blank Check” Preferred as of December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On July 19, 2019, the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock (See Exhibit 10.44).

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

On November 27, 2018 the Company filed with the U.S. Securities and Exchange Commission a Schedule 14f-Notice of Change in the Majority of the Board of Directors. This filing occurred due to the fact that Mr. Paul Parliament and Mr. Douglas Brooks resigned on November 19, 2018 their positions as both officer and directors of the Company, and reported that directors of Company are Mr. Merle Ferguson and Mr. Richard Kaiser.

Reverse Stock Split

On April 3, 2017, the Articles of Incorporation of the Company were amended to provide that each three hundred shares of common stock outstanding will be converted into one share of common stock (reverse 300:1) of the Company.

Preferred Shares Cancelled

On June 18, 2017 all Preferred Shareholders voted in favor to return their issued Preferred 'A' Shares, and agreed to have those shares cancelled and return to Company's Preferred 'A' Share treasury, leaving zero Preferred Shares issued and outstanding.

Election of Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director*
Paul Parliament	Director**
Douglas Brooks	Director**
Richard Kaiser	Director
* Appointed November 19, 2018
** Resigned November 19, 2018

Authorization of Additional Shares

The Company's Articles of Incorporation amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares have a par value of $0.0001 per share. The preferred shares are blank check preferred and they may be issued with the preferences determined at the discretion of the board of directors.  There were no preferred shares outstanding as of December 31, 2018.

Change in Auditor

On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent registered public accountants. On April 16, 2017, BF Borges CPA PC located in Colorado became the Company's new auditing firm (See Form 8-K dated April 12, 2017).

Contract Cancellations, Contract Changes, and Officer Changes

On November 20, 2018, the Company moved it office to 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, this move correlated with the resignation of Mr. Paul Parliament and Mr. Douglas Brooks as officers and directors of the Company.

Recapitalization

  On April 3, 2017, FINRA approved the Company's 1:300 reverse stock split.

Promissory Note

On December 31, 2017, the Board of Directors unanimously agreed to allow Marsdi Parliament, daughter to Paul Parliamnet, to cancel and return to the Company’s treasury 245,098 of common shares.  The Board, in turn, recognized and approved a promissory note, which was issued to Ms. Parliament. On March 13, 2018, the Board of Directors unanimously agreed to allow Marsdi Parliament to convert her promissory note for ten cents ($0.10) per common share. On November 18, 2018,the board unanimously amended the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on the promissory note with accrued interest at 8% per annum owed as of November 19, 2018. The note holder enacted the "Order to Convert" which stop any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future once company becomes current on its US SEC disclosure obligations. The Company recorded a stock payable based on the conversion into shares (see Note 8 in Financial Statements).

On December 31, 2017, the Board of Directors unanimously agreed to allow Isabell Pilon to cancel and return to the Company’s treasury 245,098 common shares. The board, in turn, recognized and approved the promissory note with a, face value of $125,000 (one hundred twenty five thousand dollars).  The note pays interest at eight (8%) percent per annum.  The term on the note is 24-months from date of issuance, and it matures on December 31, 2019.  At anytime, the note may be converted into common shares at ten cents ($0.10) per share. On March 13, 2018, the Board of Directors unanimously agreed to allow Isabell Pilon to convert her promissory note for ten cents ($0.10) per common share. On November 18, 2018, the board unanimously amended the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on the promissory note with accrued interest at 8% per annum owed as of November 19, 2018. On November19, 2018, Isabell Pilion gifted her note including interest to Marsadi Paliament. The note holder (Marsdi Parliament) enacted an "Order to Convert" (See Exhibit 10.36) which stop any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future once company becomes current on its US SEC disclosure obligations. The Company recorded a stock payable based on the conversion into shares (Read Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Paul Parliament enacted an "Order to Convert" on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future once company becomes current on its US SEC disclosure obligations. The Company recorded a stock payable based on the conversion into shares (Read Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Douglas Brooks enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future once company becomes current on its US SEC disclosure obligations. The Company recorded a stock payable based on the conversion into shares (Read Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Richard Kaiser enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future once company becomes current on its US SEC disclosure obligations. The Company recorded a stock payable based on the conversion into shares (Read Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Julios Kosta enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future once company becomes current on its US SEC disclosure obligations. The Company recorded a stock payable based on the conversion into shares (Read Note 8 Financial Statements).

On December 31, 2018, Julios Kosta gifted $45,000 of his note payable to another party who converted the note to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors' "Order to Convert" (Read Note 8 Financial Statements).

                   Gaming Machine Loans

On June 30, 2017 the Board of Directors agreed to provide financing to Rentcom. Inc, in the form of a promissory note for gaming equipment. The principal amount of the note was $76,000, and all principle plus $3,040 in interest was due in one lump payment by December 30, 2017. Rentcom, Inc. is an entity owned by Douglas Brooks. For the year-ending December 31, 2018 and on the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $76,000 (Read Note-6 Financial Statements).

On June 30, 2017 the Board of Directors agreed to provide financing for 6-months (due December 30, 2017) for gaming equipment purchased by Investcom, Inc. The face value of the note is $152,000, and all principle and $6,080 in interest is due in one lump payment on December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the year-ending December 31, 2018 and on the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $152,000 (Read Note-6 Financial Statements).

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the year-ending December 31, 2018 and on the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000 (Read Note-6 Financial Statements).

                 Consulting Agreement

On November 20, 2018, the Company's Board of Directors and Management entered into a $30,000 consulting agreement with its former Chairman, CEO and President, Mr. Paul Parliment (see Exhibit 10.43)

              Corporate Events During 2018

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

On November 20, 2018, The Company moved its corporate offices from Ontario, Canada, to 2020 Gerneral Booth Blvd., Unit 230, Virginia Beach, Virginia 23454, USA.

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

Subsequent Events

On July 1, 2019, the Company signed a consulting agreement with an outside party for general consulting management services for three months ending on September 30, 2019 (See Exhibit 10.45).

On July 18, 2019, the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock (See Exhibit 10.44).

On July 19, 2019, the Board of Directors approved the issuance of 73,171 shares of common stock to Mr. Paul Parliament for his consulting services rendered based on the closing price of the Company's stock on July 19, 2019 (See Exhibit 10.43).

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

Going Concern

As of December 31, 2018, Bravo Multinational had an accumulated deficit of $29,338,722.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues will improve the Company's operating results.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. This issue is addressed in footnote 4 to the financial statements.

Year Ended December 31, 2018, compared to the Year Ended December 31, 2017

Revenues for the Company’s year ended December 31, 2018 totaled $-0- and for year ended December 31, 2017 totaled $1,815,978 from sales of its gaming machines. The decrease to $-0- in 2018 from $1,815,978 during the same period ended December 31, 2017 was attributed to decreases in sales of the Company’s gaming machines. No machines sales occurred throughout the year ended December 31, 2018 due to the civil and governmental unrest throughout Nicaragua which caused the Company to suspend its gaming operations in this area.

Cost of Goods Sold for the year ended December 31, 2018 totaled $-0- compared to $1,356,326 for year ended December 31, 2017. The decrease to $-0- in cost of goods sold was due to decrease in the number of gaming machines sold, -0- machines sold were sold in 2018 compared to 242 machines sold in 2017.

Gross margins in 2018 and 2017 were 0% and 25.3%. Respectively, the decrease in 2018 to 0% was due to no gaming machine sold compared to 242 gaming machines sold in 2017.

Gross profit for the year ended December 31, 2018 was $-0- as compared to gross profit for $459,652 for the year ended December 31, 2017. The decrease to $0- in December 31, 2018 compared to $459,652 in gross profit for the period December 31, 2017 was due to no sales of the gaming machines.

General and Administrative expenses for the year ended December 31, 2018 totaled $19,620 compared to $597,484 for December 31, 2017, primarily the decrease was attributed to the scaled back in the Company's operations due to suspending its gaming machine business in Nicaragua.

Net Loss

Net loss for the years ended December 31, 2018 and 2017 are $1,400,441 and $1,765,004, respectively.

Liquidity and Capital Resources:

As of December 31, 2018, our assets totaled $10,234, which consisted of mainly cash, prepaid expenses, and property & equipment- net of accumulative depreciation. The Company’s total liabilities were $2,084,086 which consisted of accounts payable accrued expenses / fees, customer deposits, amounts due to related parties, accrued board of director fees, and stock payables to related parties. As of this date the Company had an accumulated deficit of $29,338,722 and working capital of deficit of $2,073,852.

As of December 31, 2017, our assets totaled $474, which consisted of mainly cash and property & equipment- net of accumulative depreciation. The Company’s total liabilities were $2,180,140 which consisted of accounts payable accrued expenses / fees and director loans. As of this date the Company had an accumulated deficit of $27,938,281 and working capital of deficit of $2,179,666.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On April 12, 2017 the Board of Directors of Bravo Multinational Incorporated (the "Company") were notified of the resignation of Kappin Professional Corporation - Certified Public Accountants and Chartered Accountants, Toronto, Canada (Kappin) as the Company's independent accountants, effective immediately. Kappin was retained and the Company never filed with the SEC audited financial statements which used the opinion of Kappin. Following Kappin's resignation on April 12, 2017 the Board appointed the firm of BF Borges CPA PC, to serve as the Company's independent public accountants. On April 16, 2017, BF Borges CPA PC became the Company's new independent registered public accounting firm.  They are located in Colorado (see Form 8-K filed April 14, 2017).

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2018.

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

Our internal control over financial reporting includes those policies and procedures that:

 (i) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018:

• The Company has inadequate segregation of duties within its cash disbursement control design.

• During the year ended December 31, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational as of December 31, 2018:

Name	Age	Position	Director Since
Merel Ferguson	72	Chairman of the Board, Chief Executive Officer, President, and Director (Nov. 2018)	2018*
Paul Parliament	52	Chairman of the Board, Chief Executive Officer, President, and Director	2012**
Douglas Brooks	50	Vice President and Director	2015**
Richard Kaiser	55	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016

*Appointed as officer and director November 19, 2018

**Resigned as officer and director November 19, 2018

The following sets forth biographical information regarding the Company’s directors.

Mr. Ferguson became Chairman of the Board, CEO and President of the Company on November 19, 2018.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From 2001 to the present, Mr. Ferguson has served as Chairman, Secretary, Treasurer and majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, which is a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics.  The stock of Predictive Technology Group is traded on the OTC Markets Pink, current information market. From January, 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global is trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global.  From January, 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires.  Gold Rock Holdings, Inc. is a stock is traded on the over the counter market. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

Richard Kaiser is the Company's Director Acting CFO, corporate secretary and corporate governance officer. He has served as an officer and Co-Owner of Yes International since July, 1991.  Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. It has revenues of approximately $200,000 and it has four (4) employees.  In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.)   From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located  Virginia Beach, Va.  BioForce NanoSciences Holdings is in the business private labeling vitamins and nutritional supplements. The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

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

During the fiscal year ended December 31, 2018, the Executive Committee held no formal meetings.

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

Board of Directors Meetings

During the year ended December 31, 2018, our board of directors held three (3) formal meetings and no meetings were held where board actions were taken by written consent. All of Bravo’s directors attended 100% of our meetings in 2018.

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

Bravo Multinational Summary Compensation Table

The following table sets forth compensation for our named executive officers for the two completed fiscal years ended December 31, 2017 and December 31, 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

P. Parliament(1)	2018	-0-	-0-	339,000	-0-	-0-	-0-	-0-	339,000
	2017	-0-	-0-	172,500	-0-	-0-	-0-	-0-	172,500

M. Wolfe(2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	7,500	-0-	-0-	-0-	-0-	-0-	-0-	7,500

D. Brooks(3)	2018	-0-	-0-	161,000	-0-	-0-	-0-	-0-	161,000
	2017	-0-	-0-	110,000	-0-	-0-	-0-	-0-	110,000

R. Kaiser(4)	2018	-0-	-0-	168,000	-0-	-0-	-0-	-0-	168,000
	2017	35,000	-0-	86,500	-0-	-0-	-0-	-0-	121,500

M. Ferguson(5)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Parliament was our chief executive officer, president, and chairman of the board, resigned November 19, 2018

(2) Mr. Wolfe was previously a director and chief financial officer of the Company, resigned in February 28, 2017.

(3) Mr. Brooks was our vice president and director, resigned November 19, 2018

(4) Mr. Kaiser is our corporate secretary, Acting CFO, corporate governance officer, and a director.

(5) Mr. Ferguson became our Chairman, CEO, and President on November 19, 2018 and was not associated with Company in 2017.

All 2018 current executive compensation has been calculated using standard comparable computations then adjusted to reflect the reasonable current economic condition of Bravo Multinational Incorporated; please note the extreme decrease in wages for the current management in comparison to the previous management.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2018, Bravo Multinational Incorporated had employment agreements with Paul Parliament, CEO & President, with Douglas Brooks, Vice-president, and with Richard Kaiser, acting chief financial officer Secretary and Corporate Governance Officer.

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

Richard Kaiser’s Employment Agreement. The Employment contract of Richard Kaiser originally dated March 24th,2015, as amended April 6th, 2016 shall have the term extended by one additional year, expiring on March 23, 2019.All terms shall remain as per the original employment contract as amended, save and except for the term extension of the contract. In consideration of the execution of the Amended Agreement, and the performance of his obligations hereunder, and in lieu of cash compensation on an hourly basis, Richard Kaiser, shall receive a yearly fee of $120,000, payable by way of $3500 cash per month and the balance paid in monthly increments, in S-3, S-8 or Rule 144 restricted shares of Bravo common stock during the term of Mr. Kaiser's employment. As per agreement between the Company and Mr. Kaiser, the shares will be issued at the end of each month based on the low price of the stock as posted on the trading board used by the Company, for the last trading day of each month. At this time, Mr. Kaiser is on a month to month arrangement with no compensation being given to him at this time.

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

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2018.  The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Parliament	-0-	339,000	-0-	-0-	-0-	-0-	339,000
Richard Kaiser	-0-	161,000	-0-	-0-	-0-	-0-	161,000
Douglas Brooks	-0-	168,000	-0-	-0-	-0-	-0-	168,000
Merle Ferguson	-0-	- 0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of December 31, 2018 by:

-Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-Each person who owns beneficially more than five percent of the outstanding shares of our preferred

-Each director;

-All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
	Number	Percent	Number	Percent
Paul Parliament (3)	2,070,443	23.18	0	0
Douglas Brooks (4)	859,413	9.62	0	0
Richard Kaiser (5)	1,077,421	12.07	0	0
Julios Kosta (6)	2,423,710	27.14	0	0
Merle Ferguson	0	0	0	0
All directors and officers as a group (four persons)	4,079,777	72.01	0	0

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

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of August 30, 2019, there were outstanding 8,929,058 shares of our common stock, and no shares of our preferred stock issued.

(3) Mr. Parliament was our former chairman of the board of the directors, chief executive officer, president and a director. On October 3, 2016 Mr. Parliament returned 34,725,323 common shares (pre-split 1:300) to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $1,128,573. On November 19, 2018, Mr. Parliament resigned as both officer and director.

(4) Mr. Brooks was our vice president and a director. On October 3, 2016 Mr. Brooks returned 13,591,363 (pre-split 1:300) common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $441,719. On November 19, 2018, Mr. Brooks resigned as both officer and director.

(5) Mr. Kaiser is our acting chief financial governance officer, and director. On October 3, 2016 Mr. Kaiser returned 3,050,329 (pre-split 1:300) common shares to Bravo treasury for cancellation in exchange for a convertible promissory note with a face value of $99,136.

(6) Mr. Kosta had a Consulting Agreement with Bravo Multinational Incorporated which expired on September 30, 2018. On October 3 and 11, 2016, Mr. Kosta returned 8,484,882 and 5,333,334 common shares (pre-split 1:300), respectively to the Bravo treasury for cancellation in exchange for convertible promissory notes of $239,266 and $160,000.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Rentcom, Inc. for a financed amount of $76,000, all principle plus $3,040 in interest due in one lump payment by December 30, 2017.  The Loan is guaranteed by Douglas Brooks its Principal Officer at Rentcom, Inc. For the year ended December 31, 2018 and on the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000 (See Note-6 in Financial Statements).

On June 30, 2017 the Board of Directors agreed to provide financing for 6-month (due December 30, 2017) at 8% per annum for gaming equipment purchases by Investcom, Inc. for a financed amount of $152,000, all principle and $6,080 in interest due in one lump payment by December 30, 2017.  The loan is guaranteed by Paul Parliament its Principal Officer at Investcom, Inc.   For the year ending December 31, 2018 and on the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000 (See Note-6 in Financial Statements).

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in-full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the year-ending December 31, 2018 and on the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000 (See Note-6 in Financial Statements).

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2018 and 2017 were $30,000 and $40,000, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2018 and 2017 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2018 and 2017, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

On November 19, 2018, Mr. Parliament resigned his positions with the Company and he is no longer an officer or director of the Company.

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

10.19**	Convertible Promissory Noted dated June 2, 2017 issued by the Registrant in favor of Toghrol Dindoust in the amount of $22,400. (filed Form 10K on June 6, 2017) www.sec.gov/Archives/edgar/data/1444839/000109181817000104/ex1043.htm
10.20**	Promissory Note Marty Wolfe for $35,000. -June 22, 2017 (filed as exhibit 10.1 on March 31, 2017 Qtr. Report)-www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex101.htm
10.21**	Machine Loan- Rentcom, Inc for $76,000..-June 30, 2017 (filed as exhibit 10.2 on March 31, 2017 Qtr. Report)-www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex102.htm
10.22**	Machine Loan-Investcom, Inc.for $152,000--June 30, 2017 (filed as exhibit 10.3 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex103.htm
10.23**	Consulting Agreement- Kim Davis-May 30, 2017 (filed as exhibit 10.4 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex104.htm
10.24**	Amended Employment Contract-Kaiser-April 6, 2016 (Original contract filed on Form 10K- March 24, 2015 (www.sec.gov/Archives/edgar/data/1444839/000109181816000216/ex1019.htm" Exhibit 10.19) (filed as exhibit 10.5 on March 31, 2017 Qtr. Report)
10.25**	Employment Contract-Parliament-March 22, 2017 (filed as exhibit 10.6 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex106.htm
10.26**	Advance Machine Purchase Agreement-March 29, 2017(filed as exhibit 10.7 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex107.htm
10.27**	Advance Machine Purchase Agreement-May 30, 2017(filed as exhibit 10.8 on March 31, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000109/ex108.htm
10.28**	Promissory Note -Toghrol Dindoust for $16,000- August 15, 2017 (Filed as Exhibit 10.6 on Sept. 30, 2017 Qtr Report).- www.sec.gov/Archives/edgar/data/1444839/000109181817000230/ex106.htm
10.29**	Promissory Note -Investcom ,Inc. for $190,000- September 1, 2017. (Filed as Exhibit 10.7 on Sept. 30, 2017 Qtr. Report)- www.sec.gov/Archives/edgar/data/1444839/000109181817000230/ex107.htm

10.30**	Resignation Letter-Paul Parliament-November 19, 2018 (filed as Exhibit 10.30 on Form 10-K for year-end December 31, 2017)
10.31**	Resignation Letter- Douglas Brooks-November 19, 2018 (filed as Exhibit 10.31 on Form 10-K for year-end December 31, 2017)
10.32**	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018 (filed as Exhibit 10.32 on Form 10-K for year-end December 31, 2017)
10.33**	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018 (filed as Exhibit 10.33 on Form 10-K for year-end December 31, 2017)
10.34**	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018 (filed as Exhibit 10.34 on Form 10-K for year-end December 31, 2017)
10.35**	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018 (filed as Exhibit 10.35 on Form 10-K for year-end December 31, 2017)
10.36**	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018 (filed as Exhibit 10.36 on Form 10-K for year-end December 31, 2017)
10.37**	Gift Letter I. Pilon to M. Parliament- December 31, 2017 (filed as Exhibit 10.37 on Form 10-K for year-end December 31, 2017)
10.38**	Release and Settlement Agreement-Jack Frydman January 10, 2017 (filed as Exhibit 10.38 on Form 10-K for year-end December 31, 2017)
10.39**	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017 (filed as Exhibit 10.39 on Form 10-K for year-end December 31, 2017)
10.40**	Settlement Agreement-Martin Wolfe- December 28, 2018 (filed as Exhibit 10.40 on Form 10-K for year-end December 31, 2017)
10.41**	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit 10.11on Form 10-Q March 31, 2018
10.42*	Order to Convert (corrected)-Douglas Brooks- December 4, 2019
10.43**	Consulting Agreement- Paul Parliament November 20, 2018 (filed as exhibit 10.12 on September 30, 2017 Qtr. Report)
10.44**	Private Placement Agreement - M. Corrigan July 16, 2019 (filed as exhibit 10.13 on September 30, 2017 Qtr. Report)
10.45**	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019 (filed as exhibit 10.14 on September 30, 2017 Qtr. Report)
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

Date: September 3, 2019

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

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	September 3 , 2019

/s/ Richard Kaiser Richard Kaiser	Interim CFO, Secretary, Corporate Governance Officer and Director	September 3 , 2019

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2018

BRAVO MULTINATIONAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Bravo Multinational Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated and its subsidiaries ("the Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

September 3, 2019

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2018	2017

ASSETS
Current Assets
Cash and Cash Equivalents	$ 50	$ 64
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	10,000	—

Total Current Assets	10,050	64

Property and Equipment - Net of Accumulated Depreciation	184	410

Total Assets	$ 10,234	$ 474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	109,946	130,892
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	80,224	64,929
Notes Payable	9,490	134,490
Notes Payable - Related Party, Current	—	145,247
Accrued Board of Directors Fees	266,000	399,500
Directors Loans	—	783,901
Stock Payable - Related Parties	1,578,126	—

Total Current Liabilities	2,084,086	1,699,259

Notes Payable - Related Party, Net of Current	—	480,881

Total Liabilities	2,084,086	2,180,140

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,779,057 and 3,812,390 Issued and Outstanding, Respectively	877	380
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Additional Paid-In-Capital	27,263,993	25,758,235
Accumulated Deficit	(29,338,722)	(27,938,281)

Total Stockholders' Deficit	(2,073,852)	(2,179,666)

Total Liabilities and Stockholders' Deficit	$ 10,234	$ 474

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2018	2017

Revenue
Sale of Equipment	$ —	$ 239,000
Sale of Equipment - Related Parties	—	1,428,500
Machine Income	—	148,478

Total Revenue	—	1,815,978

Cost of Sales
Cost of Sales	—	433,826
Cost of Sales - Related Parties	—	922,500

Total Cost of Sales	—	1,356,326

Gross Profit	—	459,652

Expenses
Depreciation	226	226
Commissions	—	187,150
General and Administrative	19,620	597,484
Professional Fees	7,586	211,725
Board of Directors Fees	408,500	908,500

Total Expenses	435,932	1,905,085

Loss from Operations	(435,932)	(1,445,433)

Other (Income) and Expenses
Gain on Extinguishment of Debt	(747)	—
Interest Expense	920,256	139,357
Loss on Loan Conversion	45,000	180,214

Total Other (Income) and Expenses, Net	964,509	319,571

Loss Before Income Taxes	(1,400,441)	(1,765,004)

Income Taxes	—	—

Net Loss	$ (1,400,441)	$ (1,765,004)

Weighted Average Number of Common Shares -
Basic and Diluted	7,594,308	2,719,593

Net Loss Per Common Shares -
Basic and Diluted	$ (0.18)	$ (0.65)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFECIT FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2017	858,536	85	5,000,000	500	23,466,691	(26,173,277)	(2,706,001)

Shares Cancelled	(570)	—	(5,000,000)	(500)	(5,055)	—	(5,555)

Common Stock Issued in Exchange for Accrued Expenses	38,463	4	—	—	24,996	—	25,000

Common Stock Issued for Loan Payments (Includes Loss on Conversion)	372,618	37	—	—	564,831	—	564,868

Expenses Incurred Related to Machine Income Prior to Return to Vendor	—	—	—	—	198,026	—	198,026

Common Stock Issued to Pay for Inventory	762,605	76	—	—	449,924	—	450,000

Common Stock Issued to Pay Accrued Board of Directors Fees	954,713	95	—	—	495,905	—	496,000

Common Stock Issued for Current Year Services and Board of Directors Fees	826,025	83	—	—	562,917	—	563,000

Net Loss	—	—	—	—	—	(1,765,004)	(1,765,004)

Balance - December 31, 2017	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	—	—	399,167	—	399,500

Common Stock Issued to Pay Note Payable	450,000	45	—	—	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	—	—	142,381	—	142,500

Capital Contributions - Directors	—	—	—	—	62,343	—	62,343

Beneficial Conversion Feature from Convertible Notes	—	—	—	—	811,912	—	811,912

Net Loss	—	—	—	—	—	(1,400,441)	(1,400,441)

Balance - December 31, 2018	8,779,057	$ 877	—	$ —	$ 27,263,993	$ (29,338,722)	$ (2,073,852)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2018	2017

Cash Flows from Operating Activities

Net Loss	$ (1,400,441)	$ (1,765,004)

Non-Cash Adjustments:
Gain on Extinguishment of Debt	(747)	—
Bad Debts	—	463,037
Depreciation	226	226
Common Stock Issued for Current Year Board of Directors Fees	142,500	563,000
Common Stock Issued for Debt Interest	—	9,846
Loss on Loan Conversion	45,000	180,214
Interest Expense on Notes Payable	108,344	—
Interest Expense - Amortization of Debt Discount	811,912	—
Machine Income, Net of Related Costs	—	155,714
Sales of Equipment in Exchange for Notes, Net of Costs	—	(1,139,030)

Changes in Assets and Liabilities:
Prepaid Expenses	(10,000)	5,452
Inventory	—	198,000
Accounts Payable and Accrued Expenses	(20,946)	44,497
Accrued Board of Directors Fees	266,000	370,500
Accrued Interest	—	(41,409)

Net Cash Flows Used In Operating Activities	(58,152)	(954,957)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities

Bank Overdraft	—	(1,638)
Notes Payable, Net	—	37,816
Notes Payable Related Parties, Net	—	30,370
Inventory Loan Payable - Related Party, Net	—	778,250
Due to Related Parties, Net	15,295	(6,250)
Capital Contributions - Directors	42,843	—
Director's Loans, Net	—	116,473

Net Cash Flows Provided by Financing Activities	58,138	955,021

Net Change in Cash and Cash Equivalents	(14)	64

Cash and Cash Equivalents - Beginning of Year	64	—

Cash and Cash Equivalents - End of Year	$ 50	$ 64

Cash Paid During the Year for:
Interest	$ —	$ 551
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt Conversion	$ 45,000	$ 564,868
Common Stock Issued for Accrued Directors Fees	$ —	$ 496,000
Common Stock Issued for Accrued Expenses	$ —	$ 25,000
Beneficial Conversion Feature from Convertible Notes	$ 811,912	$ —
Gifting of Loans Payable	$ 125,000	$ 375,000
Common Stock Issued for Inventory Loan Payment	$ —	$ 450,000
Return of Common Shares for Note Payable	$ —	$ 5,555
Creation of Note Payable from Accrued Compensation	$ —	$ 35,000
Notes Payable Reduced with Machine Sales	$ —	$ 290,000
Notes Payable Converted to Stock Payable	$ 1,578,126	$ —

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

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary, Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.  During the year ended December 31, 2017, management recognized that Universal is an inactive Florida corporation which no longer operates.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management's assessment of collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At December 31, 2018 and 2017 there were -0- gaming machines in inventory valued at $-0-.

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

Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. Gaming win/loss revenue for the years ended December 31, 2018 and 2017 was $-0- and $148,478, respectively.

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at December 31, 2018.

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

Accounts receivable consisted of the following at December 31, 2018 and 2017:

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

Notes receivable related parties consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at December 31, 2018 and 2017.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(524)	(298)

Net Property, Plant and Equipment	$ 184	$ 410

For each of the years ended December 31, 2018 and 2017 depreciation expense was $226.

NOTE 8 – Related Party Transactions

During the year ended December 31, 2017, one hundred ten (110) gaming machines were sold to a company controlled by Mr. Paul Parliament, the Company’s former chief executive officer, for a total of $770,000. The sales were financed by a notes receivable in the amount of $342,000.  Due to uncertainty of repayment, the notes receivable of $342,000 were allowed for as a bad debt at December 31, 2017 (See Note 6). The above mentioned sales were also paid for by reducing Mr. Parliaments’ note payable from the Company in the amount of $76,000.

During the year ended December 31, 2017 the Company sold 20 gaming machines to Richard A. Kaiser Sr., the parent of the Director, Richard Kaiser for $133,500.

During the year ended December 31, 2017, seventy-five (75) gaming machines were sold to a company controlled by Mr. Doug Brooks, a former director of the Company, for a total of $525,000. The sale reduced the note payable to Mr. Brooks in the amount of $209,000. The sale was also financed by a note receivable in the amount of $76,000. Due to uncertainty of repayment, the note receivable of $76,000 was allowed for as a bad debt at December 31, 2017 (See Note 6).

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Related Party Transactions – continued

Directors loans consist of the following:

December 31,	2018	2017

Douglas Brooks – 8% Interest, Matures October 2018 *	$ ––	$ 265,834
Richard Kaiser – 8% Interest, Matures October 2018 *	––	109,472
Paul Parliament – 8% Interest, Matures October 2018 *	––	408,595

Net Directors Loans	$ ––	$ 783,901

Interest expense for the years ended December 31, 2018 and 2017 was $57,316 and $67,685, respectively.

* Per board approval, on March 13, 2018, all director loans will be paid by converting to stock at a rate of $0.10 per share.  Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $400,457.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount amortized to interest expense for the year ended December 31, 2018 was $400,457.   On November 19, 2018 all notes including interest were converted to stock payable at a rate of $0.20 per share as approved by the board of directors on November 18, 2018.

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $80,224 and $64,929 at December 31, 2018 and 2017, respectively.

Notes payable related party consist of the following:

December 31,	2018	2017

Julios Kosta – 8% Interest, Matures October 2018 *	$ ––	$ 480,881
Marsadi Parliament – 8% Interest, Matures December 2019 *	––	125,000
Martin Wolfe – Prior CFO Moved to Non Related Notes Payable	––	20,247

Total Notes Payable – Related Party	$ ––	$ 626,128

The note holders are related to the Company in the following capacities:  Julios Kosta is a major shareholder and Marsadi Parliament is related to former director, Paul Parliament.

Interest expense for the years ended December 31, 2018 and 2017 was $41,888 and $37,529, respectively.

*  Per board approval, on March 13, 2018, notes payable related party will be paid by converting to stock at a rate of $0.10 per share.  Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $336,455.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital.  The discount amortized to interest expense for the year ended December 31, 2018 was $336,455.   On November 19, 2018 all notes including interest were converted to stock payable at a rate of $0.20 per share as approved by the board of directors on November 18, 2018.

Mr. Wolfe's note payable was settled on December 28, 2018 in the amount of $19,500 including a gain on extinguishment of debt of $747 which is included in the consolidated statement of operations. The settlement of $19,500 was paid on December 31, 2018 by a director on behalf of the Company.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Related Party Transactions – continued

During the year ended December 31, 2018, Mr. Kosta gifted $45,000 of his note payable to another party who converted the note on date of receipt when closing market price of the Company was $0.20.  This resulted in a loss on conversion of $45,000 which is reported in the statement of operations for the year ended December 31, 2018.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For the year ended December 31, 2018 and 2017 the Company paid press release wire services in the amount of $-0- and $587, respectively.   The Company also currently operates out of the Yes International , Inc., offices at no cost.

Stock payable – related parties consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017

Doug Brooks	$ 285,270	$ ––
Rich Kaiser	117,476	––
Julios Kosta	468,628	––
Marsadi Parliament	268,279	––
Paul Parliament	438,473	––

Total Stock Payable – Related Parties	$ 1,578,126	$ ––

Payment of the above stock, which amounts to 7,890,630 shares, is deferred until the Company becomes fully reporting again.  All future interest based on the original note terms has also been waived by all parties.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

December 31,	2018	2017

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Isabell Pilon – 8% Interest, Matures December 2019 *	––	125,000

Total Notes Payable	$ 9,490	$ 134,490

Interest expense for the years ended December 31, 2018 and 2017 was $9,140 and $-0-, respectively.

*  Per board approval, on March 13, 2018, this note payable will be paid by converting to stock at a rate of $0.10 per share. Because the conversion price of $0.10 was less than the stock price at March 13, 2018, this gave rise to a beneficial conversion feature valued at $75,000.  The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The discount amortized to interest expense for the year ended December 31, 2018 was $75,000.   On November 19, 2018 Isabell Pilon gifted her note including interest to Marsadi Parliament.

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at December 31, 2018 and 2017 was $4,500.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.   The Plan shall expire on March 15, 2028.  As of December 31, 2018, no shares had been issued from this plan.

NOTE 12 – Commitments and Contingencies

The Company leased office space in Niagara-on-the-Lake, Ontario, Canada from a Canadian company owned by Paul Parliament, the Company’s chief executive officer.  The original lease was from April 2015 through May 2017 at a rate of $1,884 per month.  The lease was extended through December 2017 at a reduced rate of $942. For the year ended December 31, 2018 the Yes International Inc., a related party, at no cost.  Rent expense for the years ended December 31, 2018 and 2017 was $-0- and $9,420, respectively.

NOTE 13 - Subsequent Events

On July 1, 2019 the Company signed a consulting agreement with an outside party for general consulting management service for three months ending on September 30, 2019.

On July 18, 2019 the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock.

On July 19, 2019 the Board of Directors approved the issuance of 73,171 shares common stock to Mr. Paul Parliament for his consulting services rendered based on the closing price of the Company’s stock on that date.