Form 10-Q
period 2019-03-31
Bravo Multinational Inc.
filed 2019-09-13
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At September 12, 2019, the registrant had outstanding 8,929,057 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
March 31, 2019

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and Cash Equivalents	$ —	$ 50
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	—	10,000

Total Current Assets	—	10,050

Property and Equipment - Net of Accumulated Depreciation	127	184

Total Assets	$ 127	$ 10,234

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$ 39	$ —
Accounts Payable and Accrued Expenses	107,636	109,946
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	80,423	80,224
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	266,000	266,000
Stock Payable - Related Parties	1,578,126	1,578,126

Total Liabilities	2,082,014	2,084,086

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,779,057 and 8,779,057 Issued and Outstanding, Respectively	877	877
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Additional Paid-In-Capital	27,316,266	27,263,993
Accumulated Deficit	(29,399,030)	(29,338,722)

Total Stockholders' Deficit	(2,081,887)	(2,073,852)

Total Liabilities and Stockholders' Deficit	$ 127	$ 10,234

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2019	2018

Expenses
Depreciation	$ 57	$ 57
General and Administrative	3,370	3,353
Professional Fees	56,881	2,578
Board of Directors Fees	—	142,500

Total Expenses	60,308	148,488

Loss from Operations	60,308	148,488

Other Expenses
Interest Expense	—	30,077
Loss on Loan Conversion	—	45,000

Total Other Expenses	—	75,077

Loss Before Income Taxes	60,308	223,565

Income Taxes	—	—

Net Loss for the Period	$ 60,308	$ 223,565

Weighted Average Number of Common Shares -
Basic and Diluted	8,779,057	3,974,242

Net Loss Per Common Shares -
Basic and Diluted	$ (0.01)	$ (0.06)
	.

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$ (60,308)	$ (223,565)

Non-Cash Adjustments:
Depreciation	57	57
Common Stock Issued for Current Year Board of Directors Fees	—	142,500
Loss on Loan Conversion	—	45,000
Interest Expense on Notes Payable	—	30,077
Changes in Assets and Liabilities:
Prepaid Expenses	10,000	—
Accounts Payable and Accrued Expenses	(2,310)	2,175

Net Cash Flows Used In Operating Activities	(52,561)	(3,756)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Bank Overdraft	39	—
Due to Related Parties, Net	199	5,631
Capital Contributions - Directors	52,273	—

Net Cash Flows Provided by Financing Activities	52,511	5,631

Net Change in Cash and Cash Equivalents	(50)	1,875

Cash and Cash Equivalents - Beginning of Period	50	64

Cash and Cash Equivalents - End of Period	$ —	$ 1,939

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt Conversion	$ —	$ 45,000

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	—	—	399,167	—	$ 399,500

Common Stock Issued to Pay Note Payable	450,000	45	—	—	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	—	—	142,381	—	142,500

Net Loss for the Period	—	—	—	—	—	(223,565)	(223,565)

Balance - March 31, 2018	8,779,057	$ 877	—	$ —	$ 26,389,738	$ (28,161,846)	$ (1,771,231)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2019	8,779,057	$ 877	—	$ —	$ 27,263,993	$ (29,338,722)	$ (2,073,852)

Capital Contributions - Directors	—	—	—	—	52,273	—	52,273

Net Loss for the Period	—	—	—	—	—	(60,308)	(60,308)

Balance - March 31, 2019	8,779,057	$ 877	—	$ —	$ 27,316,266	$ (29,399,030)	$ (2,081,887)
.

The accompanying notes are an integral part of these financial statements

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co.On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.

The Company filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

The Company owned patented and unpatented mining claims on War Eagle Mountain in the state of Idaho.  The Company entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI was entitled to mine the land and the Company was entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure its finances. The Company determined that SFMI was unable to pay the lease and that any debt owing by SFMI to the company were not recoverable. The Company currently own 76.63 acres within seven patented claims with a 29.167% ownership interest on War Eagle Mountain in the state of Idaho.  The Company allowed all of its BLM (Bureau of Land Management) unpatented and placer claims to expire. The carrying value on such claims both patented and unpatented was fully impaired due to lack of economic viabilities of such properties.

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

This initial purchase was paid for with the issuance of 41,667 common restricted shares valued at $337,500 of the registrant and an open loan held by the seller in the amount of $337,500 at an annual rate of 3.5%. Through the year ended December 31, 2016, the company contracted GameTouch LLC, a company owned by our consultant and major shareholder, Julios Kosta to re-sell this equipment. For each gaming machine that GameTouch sold they receive d a commission of $950.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2018, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.   Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value.  The Company establishes an allowance for doubtful accounts based on management’s assessment of collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company makes judgments about creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At March 31, 2019 and December 31, 2018 there were -0- gaming machines in inventory valued at $-0-.

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

Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. There was $-0- gaming win/loss revenue for each of the three month periods ended March 31, 2019 and 2018.

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at March 31, 2019.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at March 31, 2019 and December 31, 2018.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(581)	(524)

Net Property, Plant and Equipment	$ 127	$ 184

For each of the three months ended March 31, 2019 and 2018 depreciation expense was $57.

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

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $80,423 and $80,224 at March 31, 2019 and December 31, 2018, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three months ended March 31, 2019 and 2018 the Company paid $-0- in press release wire services. The Company also currently operates out of the Yes International, Inc.'s offices at no cost.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Related Party Transactions - continued

Stock payable – related parties consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Doug Brooks	$ 285,270	$ 285,270
Rich Kaiser	117,476	117,476
Julios Kosta	468,628	468,628
Marsadi Parliament	268,279	268,279
Paul Parliament	438,473	438,473

Total Stock Payable – Related Parties	$ 1,578,126	$ 1,578,126

Payment of the above stock which amounts to 7,890,630 shares, is deferred until the Company becomes fully reporting again.  All future interest based on the original note terms has also been waived by all parties.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

	March 31,	December 31,
	2019	2018

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$ 9,490	$ 9,490

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at March 31, 2019 and December 31, 2018 was $4,500.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028.  As of March 31, 2019, no shares had been issued from this plan.

NOTE 12 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the three months ended March 31, 2019 and 2018 was $-0-.

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

Management continues to look at other opportunities outside of the casino gaming industries as those opportunities present themselves. If a viable opportunity becomes available, management will determine if such an opportunity is accretive to the Company and can create shareholder value.

Former Business

We currently own 76.63 acres within seven patented claims with a 29.167% ownership interest.   We allowed all of our BLM (Bureau of Land Management) unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims were fully impaired due to lack of economic viability of such properties.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2019 and 2018 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended March 31, 2019 and 2018 were $-0- and $-0-. Gaming machine sale of $-0- occured due to no sales because of the political and economic instability in Nicaragua. Management ceased operations in Nicaragua due to these instabilities.

Cost of sales for the three months ended March 31, 2019 was $-0- and for the three months ended March 31, 2018 was $-0-. The Company had no sales during each of the three months ended March 31, 2019 and 2018.

Gross profit for the three months ended March 31, 2019 was $-0- and for the three months ended March 31, 2018 was $-0-.

Total Operating expenses for three months ended March 31, 2019 was $60,308 compared to $148,488 for the three months ended March 31, 2018. The decrease was attributed to a decrease in board of director fees, and since December 2018, the board of directors provide services to the Company at $-0- costs.

Net Loss:

Net loss for the three months ended March 31, 2019 and 2018 were $60,308 and $223,565, respectively.

Liquidity and Capital Resources:

As of March 31, 2019, the Company’s assets totaled $127, which consisted of property and equipment-net of accumulated depreciation of $127. Our total liabilities were $2,082,014. As of March 31, 2019, the Company had an accumulated deficit of $29,399,030 and a working capital deficit of $2,081,887.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $52,561, and for the three months ended March 31, 2018 was $3,756, respectively. The decrease was attributed to the increase in net loss, the decline in the sales of gaming machines and the increase in liabilities which add to working capital deficit.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2019 and 2018.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $52,511 for three months ended March 31, 2019, and was $5,631 for three months ended March 31, 2018. The increase amount was attributed to cash infusions by directors and related parties that were used in operational expenses.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended March 31,2019. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended March 31, 2019, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended June 30, 2019 in any material legal proceedings to which we are a party or of which any of our property is subject.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of September 12, 2019, no shares had been issued from this plan.

The Board of Directors on December 10, 2018, voted unanimously to amend the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on all promissory notes with accrued interest at 8% per annum owed as of November 18, 2018, including the promissory notes which were due in October 2018. As of September 12, 2019, management has yet to issue any shares on the conversion of any outstanding promissory notes.

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

10.01*	Resignation Letter-Paul Parliament-November 19, 2018, filed as Exhibit 10.30 on Form 10-K for year-end December 31, 2017
10.02*	Resignation Letter- Douglas Brooks-November 19, 2018, filed as Exhibit 10.31 on Form 10-K for year-end December 31, 2017
10.03*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017, filed as Exhibit 10.39 on Form 10-K for year-end December 31, 2017
10.04*	Settlement Agreement-Martin Wolfe- December 28, 2018, filed as Exhibit 10.40 on Form 10-K for year end December 31, 2017
10.05*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018;filed as Exhibit 10.32 on Form 10-K for year-end December 31, 2017
10.06*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018; filed as Exhibit 10.33 on Form 10-K for year-end December 31, 2017
10.07*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018;filed as Exhibit 10.34 on Form 10-K for year-end December 31, 2017
10.08*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018; filed as Exhibit 10.35 on Form 10-K for year-end December 31, 2017
10.09*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018; filed as Exhibit 10.36 on Form 10-K for year-end December 31, 2017
10.10*	Gift Letter I. Pilon to M. Parliament- December 31, 2017; filed as Exhibit 10.37 on Form 10-K for year end December 31, 2017
10.11*	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit on Form 10-Q March 31, 2018
10.12*	Consulting Agreement- Paul Parliament November 20, 2018; filed as exhibit on Form 10-Q September 30, 2018
10.13*	Private Placement Agreement - M. Corrigan July 16, 2019;filed as exhibit on Form 10-Q September 30, 2018
10.14*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019; filed as exhibit on Form 10-Q September 30, 2018
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

BRAVO MULTINATIONAL INCORPORATED

Dated: September 12, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer