Form 10-Q
period 2019-09-30
Bravo Multinational Inc.
filed 2019-11-06
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At November 5, 2019 the registrant had outstanding 8,929,057 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2019

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,456	$ 50
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	—	10,000

Total Current Assets	6,456	10,050

Property and Equipment - Net of Accumulated Depreciation	14	184

Total Assets	$ 6,470	$ 10,234

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 106,542	$ 109,946
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	80,423	80,224
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	266,000	266,000
Stock Payable - Related Parties	1,608,126	1,578,126

Total Liabilities	2,110,881	2,084,086

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,929,057 and 8,779,057 Issued and Outstanding, Respectively	892	877
Preferred Stock - $0.0001 Par; 50,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Additional Paid-In-Capital	27,399,949	27,263,993
Accumulated Deficit	(29,505,252)	(29,338,722)

Total Stockholders' Deficit	(2,104,411)	(2,073,852)

Total Liabilities and Stockholders' Deficit	$ 6,470	$ 10,234

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expenses
Depreciation	$ 57	$ 57	$ 170	$ 170
General and Administrative	11,354	2,411	16,780	9,267
Consulting Expense - Related Party	30,000	—	30,000	—
Professional Fees	41,580	362	117,918	4,053
Board of Directors Fees	—	105,000	—	352,500

Total Expenses	82,991	107,830	164,868	365,990

Loss from Operations	82,991	107,830	164,868	365,990

Other Expenses
Interest Expense	87	336,162	1,662	752,248
Loss on Loan Conversion	—	—	—	45,000

Total Other Expenses	87	336,162	1,662	797,248

Loss Before Income Taxes	83,078	443,992	166,530	1,163,238

Income Taxes	—	—	—	—

Net Loss for the Period	$ 83,078	$ 443,992	$ 166,530	$ 1,163,238

Weighted Average Number of Common Shares -
Basic and Diluted	8,901,035	8,779,057	8,819,716	6,306,865

Net Loss Per Common Shares -

Basic and Diluted	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.18)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$ (166,530)	$ (1,163,238)

Non-Cash Adjustments:
Depreciation	170	170
Common Stock Issued for Current Year Board of Directors Fees	—	142,500
Loss on Loan Conversion	—	45,000
Interest Expense on Notes Payable	—	91,189
Interest Expense - Amortization of Debt Discount	—	661,059
Changes in Assets and Liabilities:
Prepaid Expenses	10,000	—
Accounts Payable and Accrued Expenses	(3,404)	5,477
Stock Payable - Related Parties	30,000	—
Accrued Board of Directors Fees	—	210,000

Net Cash Flows Used In Operating Activities	(129,764)	(7,843)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	30,000	—
Due to Related Parties, Net	199	7,919
Capital Contributions - Directors	105,971	—

Net Cash Flows Provided by Financing Activities	136,170	7,919

Net Change in Cash and Cash Equivalents	6,406	76

Cash and Cash Equivalents - Beginning of Period	50	64

Cash and Cash Equivalents - End of Period	$ 6,456	$ 140

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt Conversion	$ —	$ 45,000
Beneficial Conversion Feature from Convertible Notes	$ —	$ 811,912

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2018	3,812,390	$ 380	—	$ —	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	—	—	399,167	—	$ 399,500

Common Stock Issued to Pay Note Payable	450,000	45	—	—	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	—	—	142,381	—	142,500

Beneficial Conversion Feature from Convertible Notes	—	—	—	—	811,912	—	811,912

Net Loss for the Period	—	—	—	—	—	(1,163,238)	(1,163,238)

Balance - September 30, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (29,101,519)	$ (1,898,992)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2019	8,779,057	$ 877	—	$ —	$ 27,263,993	$ (29,338,722)	$ (2,073,852)

Cash Proceeds from Sale of Stock	150,000	15	—	—	29,985	—	30,000

Capital Contributions - Directors	—	—	—	—	105,971	—	105,971

Net Loss for the Period	—	—	—	—	—	(166,530)	(166,530)

Balance - September 30, 2019	8,929,057	$ 892	—	$ —	$ 27,399,949	$ (29,505,252)	$ (2,104,411)
.

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (28,657,527)	$ (1,950,681)

Net Loss for the Period	—	—	—	—	—	(443,992)	(443,992)

Balance - September 30, 2018	8,779,057	$ 877	—	$ —	$ 27,201,650	$ (29,101,519)	$ (1,898,992)

	Common Stock		Preferred Stock		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2019	8,779,057	$ 877	—	$ —	$ 27,342,061	$ (29,422,174)	$ (2,079,236)

Cash Proceeds from Sale of Stock	150,000	15	—	—	29,985	—	30,000

Capital Contributions - Directors	—	—	—	—	27,903	—	27,903

Net Loss for the Period	—	—	—	—	—	(83,078)	(83,078)

Balance - September 30, 2019	8,929,057	$ 892	—	$ —	$ 27,399,949	$ (29,505,252)	$ (2,104,411)

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

The Company owned patented and unpatented mining claims on War Eagle Mountain in the state of Idaho.  The Company entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI was entitled to mine the land and the Company was entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure its finances. The Company determined that SFMI was unable to pay the lease and that any debt owing by SFMI to the Company was not recoverable. The Company currently owns 76.63 acres within seven patented claims with a 29.167% ownership interest on War Eagle Mountain in the state of Idaho.  The Company allowed all of its BLM (Bureau of Land Management) unpatented and placer claims to expire. The carrying value on such claims both patented and unpatented was fully impaired due to lack of economic viabilities of such properties.

The Company is engaged in the business of buying and reselling gaming equipment.  The Company also buys machines for its own use that are placed in casinos or gaming areas to obtain monthly revenue streams from the machines’ net win revenue.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2018, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of September 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.   Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

Inventory

The Company calculates inventory utilizing the first-in, first-out method (FIFO) valued at the individually identified cost per machine.  If the estimated net realizable value is the estimated selling price in the ordinary course of business, and is lower than its cost, the inventory item is written down to its estimated net realizable value, which is valued at each reporting period. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the remaining two (2) machines that were held in inventory on December 31, 2017 in the amount of $9,000. At September 30, 2019 and December 31, 2018 there were -0- gaming machines in inventory valued at $-0-.

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

Gaming machine revenue is the net win from gaming machines which is the difference between gaming wins and losses.  Revenue is recognized at month end when the gaming win/loss is calculated. There was $-0- gaming win/loss revenue for each of the three and nine month periods ended September 30, 2019 and 2018.

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at September 30, 2019.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at September 30, 2019 and December 31, 2018.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(694)	(524)

Net Property, Plant and Equipment	$ 14	$ 184

For each of the three and nine months ended September 30, 2019 and 2018 depreciation expense was $57 and $170, respectively.

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

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $80,423 and $80,224 at September 30, 2019 and December 31, 2018, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three and nine months ended September 30, 2019 and 2018 the Company paid press release wire services in the amount of $-0-.   The Company also currently operates out of the Yes International Inc., offices at no cost.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Related Party Transactions – continued

During the three and nine months ended September 30, 2019, $30,000 was expensed to consulting expense due to the completion of the Company’s consulting agreement with Paul Parliament, former chief executive officer.

Stock payable – related parties consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Doug Brooks	$ 285,270	$ 285,270
Rich Kaiser	117,476	117,476
Julios Kosta	468,628	468,628
Marsadi Parliament	268,279	268,279
Paul Parliament	468,473	438,473

Total Stock Payable – Related Parties	$ 1,608,126	$ 1,578,126

Payment of the above stock which amounts to 7,963,801 shares and is deferred until the Company becomes fully reporting again.  All future interest based on the original note terms has also been waived by all parties.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

	September 30,	December 31,
	2019	2018

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$ 9,490	$ 9,490

Interest expense on Mr. Yee’s loan for the three months ended September 30, 2019 and 2018 was $87 and $-0-, respectively.  Interest expense on Mr. Yee’s loan for the nine months ended September 30, 2019 and 2018 was $1,662 and $-0-, respectively. Interest expense from January 2015 (note inception) through June 30, 2019 in the amount of $1,575 was recorded in June 2019.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at September 30, 2019 and December 31, 2018 was $4,500.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.   The Plan shall expire on March 15, 2028.  As of September 30, 2019, no shares had been issued from this plan.

NOTE 12 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three and nine months ended September 30, 2019 and 2018 was $-0-.

NOTE 13 - Subsequent Events

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its preferred stock to Preferred Stock Series A.  The Series A will have a par value of $0.0001 per share, will be entitles to receive one hundred (100) time the dividends per share of common stock, will have 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2019 and 2018 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended September 30, 2019 and 2018 were $-0- and $-0-. Gaming machine sale of $-0- occurred due to no sales, and management ceased operations in Nicaragua due to economic and political instabilities.

Cost of sales for the three months ended September 30, 2019 was $-0- and for the three months ended September 30, 2018 was $-0-. The Company had no sales during each of the three months ended September 30, 2019 and 2018.

Gross profit for the three months ended September 30, 2019 was $-0- and for the three months ended September 30, 2018 was $-0-.

Total Operating expenses for three months ended September 30, 2019 was $82,991 compared to $107,830 for the three months ended September 30, 2018. The decrease was attributed to a decrease in board of director fees, and since December 2018, the board of directors provide services to the Company at $-0- costs.

Nine Months – September 30, 2019 and 2018 Statements

The sales revenue from the Company’s gaming machine sales for the nine months ended September 30, 2019 and 2018 were $-0- and $-0-. Gaming machine sale of $-0- occurred due to no sales, and management ceased operations in Nicaragua due to economic and political instabilities.

Cost of sales for the nine months ended September 30, 2019 was $-0- and for the nine months ended September 30, 2018 was $-0-. The Company had no sales during each of the nine months ended September 30, 2019 and 2018.

Gross profit for the nine months ended September 30, 2019 was $-0- and for the nine months ended September 30, 2018 was $-0-.

Total Operating expenses for nine months ended September 30, 2019 was $164,868 compared to $365,990 for the nine months ended September 30, 2018. The decrease was attributed to a decrease in board of director fees, and since December 2018, the board of directors provide services to the Company at $-0- costs.

Net Loss:

Net loss for the three month ended September 30, 2019 and 2018 were $83,078 and $443,992, respectively. Net loss for the nine month ended September 30, 2019 and 2018 were $166,530 and $1,163,238, respectively.

Liquidity and Capital Resources:

As of September 30, 2019, the Company’s assets totaled $6,470, which consisted of cash of $6,456 and property and equipment-net of accumulated depreciation of $14. Our total liabilities were $ 2,110,881. As of September 30, 2019, the Company had an accumulated deficit of $29,505,252 and a working capital deficit of $2,104,411.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $129,764, and for the nine months ended September 30, 2018 was $7,843, respectively. The decrease was attributed to the increase in net loss, the decline in the sales of gaming machines and the increase in liabilities which add to working capital deficit.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the nine months ended September 30, 2019 and 2018.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $136,170 for the nine months ended September 30, 2019, and was $7,919 for the nine months ended September 30, 2018. The increase amount was attributed to cash infusions by directors and related parties that were used in operational expenses and increase in cash proceeds from the sale of stock.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended September 30, 2019. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended September 30, 2019 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended September 30, 2019 in any material legal proceedings to which we are a party or of which any of our property is subject.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of November 6, 2019, no shares had been issued from this plan.

The Board of Directors on December 10, 2018, voted unanimously to amend the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on all promissory notes with accrued interest at 8% per annum owed as of November 18, 2018, including the promissory notes which were due in October 2018. As of November 6, 2019, management has yet to issue any shares on the conversion of any outstanding promissory notes.

On July 18, 2019 the Company issued 150,000 shares of its common stock.  The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The offering was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares and the manner of the offering. In addition, the Purchaser represented that it had the necessary investment intent as required by Section 4(2) and agreed that shares issued in book form will be noted as restricted and shares issued by certificate will bear a legend that states that the securities were restricted pursuant to Rule 144 of the Securities Act. The restricted shares were issued to one shareholder for a total consideration of $30,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

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

Subsequent Events

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its preferred stock to Preferred Stock Series A.  The Series A has a par value of $0.0001 per share, and entitles to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock (see Exhibit 3.10).

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

3.10+	Certificate of Amendment of Restated Certificate of Incorporation of Bravo Multinational Incorporated. dated October 4, 2019
10.01*	Resignation Letter-Paul Parliament-November 19, 2018, filed as Exhibit 10.30 on Form 10-K for year-end December 31, 2017
10.02*	Resignation Letter- Douglas Brooks-November 19, 2018, filed as Exhibit 10.31 on Form 10-K for year-end December 31, 2017
10.03*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017, filed as Exhibit 10.39 on Form 10-K for year-end December 31, 2017
10.04*	Settlement Agreement-Martin Wolfe- December 28, 2018, filed as Exhibit 10.40 on Form 10-K for year end December 31, 2017
10.05*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018;filed as Exhibit 10.32 on Form 10-K for year-end December 31, 2017
10.06*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018; filed as Exhibit 10.33 on Form 10-K for year-end December 31, 2017
10.07*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018;filed as Exhibit 10.34 on Form 10-K for year-end December 31, 2017
10.08*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018; filed as Exhibit 10.35 on Form 10-K for year-end December 31, 2017
10.09*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018; filed as Exhibit 10.36 on Form 10-K for year-end December 31, 2017
10.10*	Gift Letter I. Pilon to M. Parliament- December 31, 2017; filed as Exhibit 10.37 on Form 10-K for year end December 31, 2017
10.11*	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit on Form 10-Q March 31, 2018
10.12*	Consulting Agreement- Paul Parliament November 20, 2018; filed as exhibit on Form 10-Q September 30, 2018
10.13*	Private Placement Agreement - M. Corrigan July 16, 2019;filed as exhibit on Form 10-Q September 30, 2018
10.14*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019; filed as exhibit on Form 10-Q September 30, 2018
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

* Previously filed.

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: November 6, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer