Form 10-Q/A
period 2019-09-30
Bravo Multinational Inc.
filed 2019-12-27
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

EXPLANATORY NOTE: The Company moved and corrected a statement regarding a March 15, 2018 adopted Employees, Officers, Directors and Consultants Stock Plan for the Year 2018 (Form S-8). The information was moved from Part II, Item 2 to Part II, Item 5, and corrected accordingly.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  The Plan shall expire on March 15, 2028.  As of September 30, 2019, 4,516,667 shares have been issued under this plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of November 6, 2019, 4,516,667 shares have been issued under this plan (See Form S-8).

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

3.10*	Certificate of Amendment of Restated Certificate of Incorporation of Bravo Multinational Incorporated. dated October 4, 2019
10.01*	Resignation Letter-Paul Parliament-November 19, 2018, filed as Exhibit 10.30 on Form 10-K for year-end December 31, 2017
10.02*	Resignation Letter- Douglas Brooks-November 19, 2018, filed as Exhibit 10.31 on Form 10-K for year-end December 31, 2017
10.03*	Release Agreement- Centro de Entretenimiento y Diversion MombachoS.A- December 30, 2017, filed as Exhibit 10.39 on Form 10-K for year-end December 31, 2017
10.04*	Settlement Agreement-Martin Wolfe- December 28, 2018, filed as Exhibit 10.40 on Form 10-K for year end December 31, 2017
10.05*	Order to Convert Promissory Note Holder-Paul Parliament-December 4, 2018;filed as Exhibit 10.32 on Form 10-K for year-end December 31, 2017
10.06*	Order to Convert Promissory Note Holder-Douglas Brooks-December 4, 2018; filed as Exhibit 10.33 on Form 10-K for year-end December 31, 2017
10.07*	Order to Convert Promissory Note Holder-Richard Kaiser-December 4, 2018;filed as Exhibit 10.34 on Form 10-K for year-end December 31, 2017
10.08*	Order to Convert Promissory Note Holder-Julios Kosta-November 27, 2018; filed as Exhibit 10.35 on Form 10-K for year-end December 31, 2017
10.09*	Order to Convert Promissory Note Holder-Marsadi Parliament- December 4, 2018; filed as Exhibit 10.36 on Form 10-K for year-end December 31, 2017
10.10*	Gift Letter I. Pilon to M. Parliament- December 31, 2017; filed as Exhibit 10.37 on Form 10-K for year end December 31, 2017
10.11*	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit on Form 10-Q March 31, 2018
10.12*	Consulting Agreement- Paul Parliament November 20, 2018; filed as exhibit on Form 10-Q September 30, 2018
10.13*	Private Placement Agreement - M. Corrigan July 16, 2019;filed as exhibit on Form 10-Q September 30, 2018
10.14*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019; filed as exhibit on Form 10-Q September 30, 2018
31.1+	Amended Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

BRAVO MULTINATIONAL INCORPORATED

Dated: December 27, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer