Form 10-K
period 2019-12-31
Bravo Multinational Inc.
filed 2020-03-17
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 000-53505

BRAVO MULTINATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)
Delaware	26-1266967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2020 General Booth Blvd, Unit 230 Virginia Beach, VA (principal executive offices)	23454 (Zip Code)
Registrant’s telephone number, including area code: (757)-306-6090
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ] No [ ]

-i-

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
Emerging Growth [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

The aggregate market value of the 3,358,368 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.48 per share of the registrant’s common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2019) was approximately $1,612,017.Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At March 17, 2020 the registrant had outstanding 14,682,651 shares of common stock, par value $0.0001 per share.

-ii-

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

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its "blank check " preferred stock to Preferred Stock Series A,which now leaves 40,000,000 "blank check" authorized. The Preferred Series 'A' has a par value of $0.0001 per share, and entitles to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock (see Exhibit 3.6).

Former Business

We currently own 76.63 acres within seven patented claims with a 29.167% ownership interest.   We allowed all of our BLM unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims was fully impaired due to lack of economic viability of such properties.

However, it should be noted that we were not at any time a mining operator.  As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our business of the leasing and selling of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties. For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC

Current Business

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

During 2019, management evaluated other possible casino gaming operations with the expectation of finding an economic viable operation. Also, in 2019, management did due diligence on other industry opportunities outside of the casino gaming industries. Management determined and evaluated these opportunities and made the determination that moving forward was not accretive to the Company, and was unlikely to create meaningful shareholder value. As of this date, such viable opportunities both in the gaming sector as it pertains to our gaming business operations and in other industry opportunities did not realized themselves in 2019.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

On November 30, 2018, the Company moved its offices from 30 West Beaver Creek Rd. Unit # 110 Richmond Hill, Ontario, Canada L4B 3K1 to 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser.

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

None

Item 4.  Mine Safety Disclosure (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol "BRVO."

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2018 Quarter Ended:
March 31, 2018	$0.24	$0.20
June 30, 2018 September 30, 2018 December 31, 2018	$0.145 $0.06 $0.516	$0.11 $0.058 $0.4165

	High	Low
Fiscal 2019 Quarter Ended (1):
March 31, 2019	$0.63	$0.63
June 30, 2019 September 30, 2019 December 31, 2019	$0.48125 $0.50475 $0.302	$0.48 $$0.50475 $0.2621

As of December 31, 2019 we had 8,929,057 shares of our common stock outstanding. Our shares of common stock are held by approximately121stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of “Blank Check” Preferred stock of which 10,000,000 have been issued leaving 40,000,000 authorized but unissued, par value $0.0001 per share.  There are no “Blank Check” preferred shares outstanding and no trading market for the shares of our "Blank Check "preferred stock.

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its 50,000,000 authorized "Blank Check "preferred stock to Preferred Stock Series 'A'.  The Preferred Series 'A' has a par value of $0.0001 per share, entitled to receive one hundred (100) time the dividends per share of common stock, has 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock. 2,500,000 share of Preferred Series 'A' are outstanding and there is no trading market for the Preferred Series 'A'.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On July 19, 2019, the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock (See Exhibit 10.16).

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

On February 4, 2020, Bravo Multinational, Inc. issued 2,500,000 shares of its Preferred Series 'A' shares pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Series 'A' Preferred shares have voting rights equal to 100 shares of common stock and they are each convertible into 100 shares of common stock of the Company at the option of the holder. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances.

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

On October 4, 2019 the Company amended its Articles of Incorporation with the State of Delaware to designate 10,000,000 shares of its 50,000,000 "Blank Check"preferred stock to Preferred Stock Series A.  The Preferred Series A has a par value of $0.0001 per share, and entitles to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock (see Exhibit 3.6).

Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director

Contract Cancellations, Contract Changes, and Officer Changes

On November 19, 2018 Mr. Paul Parliament and Mr. Douglas Brooks resigned as officers and directors of the Company.

Promissory Note

On December 31, 2017, the Board of Directors unanimously agreed to allow Isabell Pilon to cancel and return to the Company’s treasury 245,098 common shares. The board, in turn, recognized and approved the promissory note with a, face value of $125,000 (one hundred twenty five thousand dollars).  The note pays interest at eight (8%) percent per annum.  The term on the note is 24-months from date of issuance, and it matures on December 31, 2019.  At anytime, the note may be converted into common shares at ten cents ($0.10) per share. On March 13, 2018, the Board of Directors unanimously agreed to allow Isabell Pilon to convert her promissory note for ten cents ($0.10) per common share. On November 18, 2018, the board unanimously amended the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on the promissory note with accrued interest at 8% per annum owed as of November 19, 2018. On November19, 2018, Isabell Pilon gifted her note including interest to Marsadi Parliament. The note holder (Marsdi Parliament) enacted an "Order to Convert" which stop any further accrued interest. Subsequently, on February 7, 2020, the Company converted the promissory note through issuance 1,341,395 common shares (See Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Paul Parliament enacted an "Order to Convert" on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. Subsequently, on February 7, 2020, the Company converted the promissory note through the issuance 2,192,365 common shares (See Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Douglas Brooks enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. Subsequently, on February 7, 2020, the Company converted the promissory note through the issuance 1,426,350 common shares (See Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Richard Kaiser enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. Subsequently, on February 7, 2020, the Company converted the promissory note through the issuance 587,380 common shares (See Note 8 Financial Statements).

On November 19, 2018, the Promissory Note held by Julios Kosta enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. On December 31, 2018, Julios Kosta gifted $45,000 of this note payable to another party who converted the note to common BRVO shares as at $0.20 (twenty cents). The "Order to Convert" stopped any further accrued interest, and the conversion into shares on amounts owed shall be done at a date in near future. The Company recorded a stock payable based on the conversion into shares. The Company has yet to convert this the promissory note into common stock (See Note 8 Financial Statements).

Gaming Machine Loans

On June 30, 2017 the Board of Directors agreed to provide financing to Rentcom. Inc, in the form of a promissory note for gaming equipment. The principal amount of the note was $76,000, and all principle plus $3,040 in interest was due in one lump payment by December 30, 2017. Rentcom, Inc. is an entity owned by Douglas Brooks. For the years-ending December 31, 2019 and 2018, and as of the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $76,000 (See Note 6 Financial Statements).

On June 30, 2017 the Board of Directors agreed to provide financing for 6-months (due December 30, 2017) for gaming equipment purchased by Investcom, Inc. The face value of the note is $152,000, and all principle and $6,080 in interest is due in one lump payment on December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the years-ending December 31, 2019 and 2018, and as of the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $152,000 (See Note 6 Financial Statements).

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the years-ending December 31, 2019 and 2018, and as of the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000 (See Note 6 Financial Statements).

Consulting Agreements

On November 20, 2018, the Company's Board of Directors and Management entered into a $30,000 consulting agreement with its former Chairman, CEO and President, Mr. Paul Parliament (see Exhibit 10.15). The agreement ended in July 2019, and the Company did not enter into a new agreement. Subsequently, on January 28, 2020, the Company paid 73,171 free-trading shares issued from an S-8 registration which was filed on March 15, 2018.

On July 1, 2019 the Company signed a $10,000 consulting agreement with an outside party for general consulting management service for three months ending on September 30, 2019 (see Exhibit 10.17).

Subsequently, On February 2, 2020, The Company signed a three consulting agreement with Ms. Susan Donohue for corporate consulting services. The Company issued a one-time payment of 500,000 Preferred Series 'A' as payment-in-full on the agreement (See Exhibit 10.20).

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

On November 20, 2018, The Company moved its corporate offices from Ontario, Canada, to 2020 General Booth Blvd., Unit 230, Virginia Beach, Virginia 23454, USA.

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

Corporate Events During 2019

On July 1, 2019, the Company signed a consulting agreement with an outside party for general consulting management services for three months ending on September 30, 2019 (See Exhibit 10.17).

On July 18, 2019, the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock (See Exhibit 10.16).

On July 19, 2019, the Board of Directors approved the issuance of 73,171 S-8 free traded shares of common stock to Mr. Paul Parliament for his consulting services rendered based on the closing price of the Company's stock on July 19, 2019 (See Exhibit 10.15); shares where issued on January 28, 2020

On October 4, 2019 the Company amended its Articles of Incorporation with the State of Delaware to designate 10,000,000 shares of its50,000,000 "Blank Check"preferred stock to Preferred Stock Series A.  The Series A has a par value of $0.0001 per share, and entitles to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock (see Exhibit 3.6).

Subsequent events

On January 28, 2020, the Company issued to Mr. Paul Parliament for a consulting agreement, effectuated November 20, 2018 which expired on July 19, 2019, 73,171 shares of S-8 common stock at $0.41 per shares based on the closing price of the Company's stock price on July 10, 2019 (See Note 13 Financial Statements).

On January 28, 2020, the Company issued to Mr. Paul Parliament for out-of- pocket expenses totaling $28,381 which were owed to him prior to his resignation as an officer and director of the Company up through November 18, 2019; 132,932 shares of S-8 common stock at $0.2135 per share based on the closing price of the Company's stock price on January 27, 2019 (See Note 13 Financial Statements).

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Merle Ferguson as the Company's Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. A 1,500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Note 13 Financial Statements).

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. A 500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Note 13 Financial Statements).

On February 4, 2020, the Board of Directors approved a 3-year non-employee consulting contract for Mr. Susan Donohue A one-time issuance of 500,000 Preferred Series 'A' was agreed as payment for the 3-year agreement (See Note 13 Financial Statements) .

On February 7, 2020, the Company converted Richard Kaiser's promissory note, dated October 3, 2016, through the issuance 587,380 common BRVO shares as at $0.20 (twenty cents) per share (See Note 8 and 13 Financial Statements).

On February 7, 2020, the Company converted Douglas Brook's promissory note, dated October 3, 2016, through the issuance 1,426,350 common BRVO shares as at $0.20 (twenty cents) per share (See Note 8 and 13 Financial Statements).

On February 7, 2020, the Company converted Paul Parliament's promissory note, dated October 3, 2016, through the issuance 2,192.365 common BRVO shares as at $0.20 (twenty cents) per share (See Note 8 and 13 Financial Statements).

On February 7, 2020, the Company converted Marsid Parliament's promissory note, dated November 19, 2018 through the issuance 1,341,395 common BRVO shares as at $0.20 (twenty cents) per share (See Note 8 and 13 Financial Statements).

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

Going Concern

As of December 31, 2019, Bravo Multinational had an accumulated deficit of $29,518,707. Our independent certified public accountants have stated in their report on our audited financial statements for the calendar year-end that there is a substantial doubt about our ability to continue as a going concern. While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues will improve the Company's operating results.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. This issue is addressed in footnote 4 to the financial statements.

Year Ended December 31, 2019, compared to the Year Ended December 31, 2018

Revenues for the Company’s year ended December 31, 2019 totaled $-0- and for year ended December 31, 2018 totaled $-0- from sales of its gaming machines. No machines sales occurred throughout the year ended December 31, 2019 and 2018 due to the civil and governmental unrest throughout Nicaragua which caused the Company to suspend its gaming operations in this area.

Cost of Goods Sold for the year ended December 31, 2019 totaled $-0- and for year ended December 31, 2018 totaled $-0-. The $-0- in cost of goods sold was due to no gaming machines sold during the years ended December 31, 2019 and 2018.

Gross margins for the years ended December 31, 2019 and 2018 were 0%, respectively. There were no gaming machine the years ended December 31, 2019 and 2018.

Gross profit for the year ended December 31, 2019 and 2018 were $-0-, respectively. The was $-0 gross profit for the years ending December 31, 2019 and 2018, due to no sales of the gaming machines.

General and Administrative expenses for the year ended December 31, 2019 totaled $23,599 compared to $19,620 for year ending December 31, 2018, primarily the increase was attributed to the cost associated with financial printing fee with being a fully reporting US SEC registrant.

Professional Fees for the year ending December 31, 2019 totaled $124,452 compared to $7,586 for year ending December 31, 2018, the increase was attributed to the legal and accounting fees associated with getting the Company's financial reports current with US SEC.

Net Loss

Net loss for the years ended December 31, 2019 and 2018 are $179,985 and $1,400,441, respectively.

Liquidity and Capital Resources:

As of December 31, 2019, our assets totaled $16,286, which consisted of mainly cash and prepaid expenses. The Company’s total liabilities were $2,103,747 which consisted of accounts payable, accrued expenses, customer deposits, amounts due to related parties, notes payable, accrued board of director fees, and stock payables to related parties. As of this date the Company had an accumulated deficit of $29,518,707 and working capital of deficit of $2,087,461.

As of December 31, 2018, our assets totaled $10,234 which consisted of mainly cash and prepaid expenses. The Company’s total liabilities were $2,084,086 which consisted of accounts payable, accrued expenses, customer deposits, amounts due to related parties, notes payable, accrued board of director fees, and stock payables to related parties. As of this date the Company had an accumulated deficit of $29,338,722 and working capital of deficit of $2,073,852.

Our independent auditors, in their report on the financial statements, have indicated that the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 Financial Statements). For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

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

None

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019:

• The Company has inadequate segregation of duties within its cash disbursement control design.

• During the year ended December 31, 2019, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational as of December 31, 2019:

Name	Age	Position	Director Since
Merle Ferguson	74	Chairman of the Board, Chief Executive Officer, President, and Director (Nov. 2018)	2018
Richard Kaiser	55	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016

The following sets forth biographical information regarding the Company’s directors.

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson serves as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global is trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global.  From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires.  Gold Rock Holdings, Inc. is a stock is traded on the over the counter market. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

Executive Committee

In accordance with Article III of our Bylaws, our board of directors has established an Executive Committee which consists of members who have been appointed by the board of directors. Thereafter, the chairman of the Executive Committee, Merle Ferguson was appointed by the members of the Executive Committee.  The other member of the Executive Committee is Richard Kaiser.  The members of the Executive Committee shall serve at the pleasure of the board of directors or until their successors shall be duly designated.  Vacancies in the Executive Committee shall be filled by the board of directors.

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

During the fiscal year ended December 31, 2019, the Executive Committee held no formal meetings.

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

Finance Committee

Although we currently do not have a Finance Committee, we have adopted a charter which provides that when established it will oversee all areas of corporate finance for Bravo and its subsidiaries, including capital structure, equity and debt financing, capital expenditures, cash management, banking activities and relationships, investments, foreign exchange activities and share repurchase activities.  The Finance Committee will consist of a minimum of three members of the board of directors, the majority of whom shall meet the same independence and experience requirements of the Audit Committee of Bravo and the applicable provisions of federal law and the rules and regulations promulgated thereunder and the applicable rules of the OTC Market, the NASDAQ Stock Market, the New York Stock Exchange, or any other exchange where the shares of Bravo may be listed or quoted for sale.  The members of the Finance Committee are to be recommended by the Nominating and Corporate Governance Committee and are appointed by and serve at the discretion of the board of directors.

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

Board of Directors Meetings

During the year ended December 31, 2019, our board of directors held three (3) formal meetings and no meetings were held where board actions were taken by written consent. All of Bravo’s directors attended 100% of our meetings in 2019.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Bravo Multinational has two executive officers. Beginning in March 2015, the compensation program for our executives consists of three key elements:

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

Bravo Multinational Summary Compensation Table

The following table sets forth compensation for our named executive officers for the two completed fiscal years ended December 31, 2018 and December 31, 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

R. Kaiser(4)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	168,000	-0-	-0-	-0-	-0-	168,000

M. Ferguson(5)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(4) Mr. Kaiser is our corporate secretary, Acting CFO, corporate governance officer, and a director.

(5) Mr. Ferguson became our Chairman, CEO, and President on November 19, 2018 and was not associated with Company in 2017.

All 2019 and 2018 current executive compensation has been calculated using standard comparable computations then adjusted to reflect the reasonable current economic condition of Bravo Multinational Incorporated; please note the extreme decrease in wages for the current management in comparison to the previous management.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2019, Bravo Multinational Incorporated had employment agreements with Mr. Merle Ferguson, Chairman of the Board, Chief Executive Officer, and President and with Mr. Richard Kaiser, acting Chief Financial Officer, Secretary, and Corporate Governance Officer.

Merle Ferguson's Employment Agreement: Mr. Ferguson was under a verbal agreement whereas as he agreed to no compensation, this verbal agreement expired January 31, 2020. Subsequently, On February 1, 2020 ,Mr. Ferguson entered into five-year (5) employment contract as the Company's Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. A 1,500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement ( See Exhibit 10.18).

Richard Kaiser’s Employment Agreement. The Employment contract of Richard Kaiser originally dated March 24th,2015, as amended April 6th, 2016 shall have the term extended by one additional year, expiring on March 23, 2019.All terms shall remain as per the original employment contract as amended, save and except for the term extension of the contract. In consideration of the execution of the Amended Agreement, and the performance of his obligations hereunder, and in lieu of cash compensation on an hourly basis, Richard Kaiser, shall receive a yearly fee of $120,000, payable by way of $3500 cash per month and the balance paid in monthly increments, in S-3, S-8 or Rule 144 restricted shares of Bravo common stock during the term of Mr. Kaiser's employment. As per agreement between the Company and Mr. Kaiser, the shares will be issued at the end of each month based on the low price of the stock as posted on the trading board used by the Company, for the last trading day of each month. During the 2019, Mr. Kaiser was on a month-to-month arrangement with no compensation being given to him. Subsequently, on February 1, 2020, Mr. Kaiser entered into a new five-year (5) contract as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. A 500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Exhibit 10.19).

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

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2019.  The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Merle Ferguson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this filing, March 17, 2020 by:

-Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-Each person who owns beneficially more than five percent of the outstanding shares of our preferred

-Each director;

-All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
	Number	Percent (11)	Number	Percent(3)
Merle Ferguson(2)(3)(4)	-0-	0%	1,500,000	60%
Richard Kaiser (2)(3)(5)	1,437,600	11.69%	500,000	20%
All Directors and Officers as a group ( 2 people)	1,437,600	11.69%	2,000,000	80%(3)
Paul Parliament (6)(11)	4,398,468	29.96%	0	0
Douglas Brooks (7)(11)	2,280,763	15.53%	0	0
Julios Kosta (8)(11)	1,716,037	9.14%	0	0
Marsadi Parliament (9)(11)	1,341,395	11.69%	0	0
Susan Donohue(2) (10)	-0-	-0-	500,000	20%

________

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454.. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which they beneficially own.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of March 10, 2020, there were outstanding 17,182,651 shares of our common stock, and we have 2,500,000 shares of our Preferred Series 'A' stock issued.  Each share of the Preferred Series 'A' stock has voting rights equal to 100 shares of our common stock. Further, each share of the Preferred Series 'A' stock may be converted into 100 shares of our common stock. Taken together, the holders of the Preferred Series 'A' stock have voting rights equal to 250,000,000 shares of our common stock.  As of March 10, 2020 none of the Preferred Series 'A' stock has been converted into shares of our common stock.  As a result of their ownership of 2,000,000 shares of our Preferred Series 'A' stock and 1,437,600 shares of our common stock in the aggregate, Messrs. Ferguson and Kaiser, the “controlling stockholders,” have voting control over 251,437,600 shares of our common stock, which number exceeds our outstanding shares of common stock of 17,182,651 as of March 10, 2020. As a result of the issuance of the Preferred Series 'A' shares, the Company has shares outstanding which are entitled to 267,182,651 common share votes as of March 10, 2020. Therefore, the "controlling stockholders", as a group, have voting control over all matters which may be acted upon by our stockholders.  There are no voting agreements among the "controlling stockholders."

(3) Mr. Ferguson and Mr. Kaiser now effectively control in excess of 50% of the outstanding voting shares, and they are both officers and directors of the Company. They have held these positions since November 19, 2018.  Mr. Ferguson now effectively controls 56.14%, Mr. Kaiser controls 19.25% and together they control 75.39% of the voting shares outstanding from the conversion and voting rights associated with issuance of the Preferred Series 'A' shares.

(4) Mr. Ferguson is our chairman of the board of the directors, chief executive officer, president and a director. Mr. On February 4, 2020, 1,500,000 Series Preferred 'A' Shares, Par value $0.0001 were issued as part of his employment contract. As a result, Mr. Ferguson now owns 56.14% of the voting shares outstanding. All voting and conversion right of the holder of Preferred Series 'A' into common shares apply per footnote #2 and #3 above.

(5)Mr. Kaiser, our chief financial officer, secretary, corporate governance officer, and director, has 850,220 restricted shares and 587,380 freely trades shares for a total of 1,437,600 common shares. On February 4, 2020, 500,000 Series Preferred 'A' Shares, par value $0.0001 were issued as part of his employment agreement.As a result, Mr. Kaiser now owns 19.25% of the voting shares outstanding. All voting and conversion right of the holder of Preferred Series 'A' into common shares apply per footnote #2 and #3 above.

(6) Mr. Parliament is a former office and director who owns 2,000,000 restricted shares and 2,398,468 freely traded shares for a total of 4,398,468.

(7) Mr. Brooks is former office and director who owns 854,413 restricted shares and 1,426,350 freely traded shares for a total of 2,280,763.

(8) Mr. Kosta, a former Consulting with Bravo Multinational Incorporated, owns a total of 1,716,037 restricted shares.

(9) Mr. Marsai Parliament owns 1,.341,395 in total freely trade shares issued on February 4, 2020 per the conversion of a promissory note .

(10) Ms. Susan Donohue was issued 500,000 Preferred Series 'A' shares issued per terms of a non-employee consulting agreement. All voting and conversion right of the holder of Preferred Series 'A' into common shares apply

(11) As a result of the issuance of the Preferred Series 'A' shares, the Company has 267,182,651 shares outstanding as of March 10, 2020. Mr. Paul Parliament, Mr. Douglas Brooks, Mr. Julios Kosta and Ms. Marsadi Parliament are no longer classified as affiliates of the company with ownership now at less than 5%.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Gaming Machine Loans

On June 30, 2017 the Board of Directors agreed to provide financing to Rentcom. Inc, in the form of a promissory note for gaming equipment. The principal amount of the note was $76,000, and all principle plus $3,040 in interest was due in one lump payment by December 30, 2017. Rentcom, Inc. is an entity owned by Douglas Brooks. For the years-ending December 31, 2019 and 2018, and as of the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $76,000 (See Note 6 Financial Statements).

On June 30, 2017 the Board of Directors agreed to provide financing for 6-months (due December 30, 2017) for gaming equipment purchased by Investcom, Inc. The face value of the note is $152,000, and all principle and $6,080 in interest is due in one lump payment on December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the years-ending December 31, 2019 and 2018, and as of the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $152,000 (See Note 6 Financial Statements).

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000 with interest at a rate of 8% per annum for gaming equipment purchases with the note plus interest to be paid back in full on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament. For the years-ending December 31, 2019 and 2018, and as of the date of this filing, the Company had not received any payments on the note and repayment terms were uncertain, the Company has provided an allowance on this note in the amount of $190,000 (See Note 6 Financial Statements).

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2019 and 2018 were $61,800 and $30,000, respectively, with a total for both years of $91,800.

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2019 and 2018 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2019 and 2018, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Section 16A Beneficial Ownership Reporting Compliance

All Section 16A reporting is current with the filings of both Form 3s and Form 4s.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) All financial statements are included in Item 8 of this report.

(b) All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of Goldcorp Holdings Co., a Delaware corporation, dated August 13, 2007, filed as Exhibit 3.1 on Form 10 on November 24, 2008, File Number 000-53505.
3.2*	Corrected Certificate of Amendment to Certificate of Incorporation dated October 5, 2010, filed as Exhibit 3.3 on Form 10-K, on March 31, 2011, Commission File Number 000-53505.
3.3*	Certificate of Amendment to Certificate of Incorporation, filed February 3, 2014, filed as Exhibit 3.4 on Form 10-K, on April 15, 2014, Commission File Number 000-53505.
3.4*

Certificate of Amendment of Restated Certificate of Incorporation of Goldland Holdings, Co., changing name to Bravo Multinational Incorporated, filed with State of Delaware on March 24, 2016, and effective on April 1, 2016, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, on April 7, 2016, File Number 000-53505.

3.5*	Amended and Restated Bylaws of Bravo Multinational Incorporated dated February 13, 2017, filed as Exhibit 3.1 to the Registrant's DEF 14C.
3.6*	Amended and Restated Bylaws of Bravo Multinational Incorporated dated October 4, 2019, filed as Exhibit 3.10 on Form 10-Q Nov. 6, 2019.
4.1*	Form of Common Stock certificate, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 10 on November 24, 2008, File Number 000-53505.
4.2*	Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.9 on Form 8-K/A, Amendment No. 1, on April 1, 2015, File Number 000-53505.
4.3*

Certificate of Designation for Series A Preferred Stock of Goldland Holdings Co. filed with the Secretary of State of Delaware on March 24, 2015, filed as Exhibit 4.1 on Form 8-K/A, Amendment No. 1, on April 1, 2015, File Number 000-53505.

10.1*	Charter of the Audit Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.1 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.2*	Charter of the Compensation Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.2 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.3*

Corporate Governance Principles of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.3 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.4*

Charter of the Executive Committee of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.4 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.5*	Charter of the Finance Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.5 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.6*

Charter of the Governance and Nominating Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.6 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.7*

Form of Series A Preferred Stock Certificate of Goldland Holdings Co., filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

10.08*	Employment Agreement dated March 24, 2015, between Richard Kaiser and the Registrant, filed as Exhibit 10.19 Annual Report Form 10-K on Feb. 8, 2016.
10.09*	Consulting Agreement dated as of October 1, 2014, between Yes International and the Registrant, filed as Exhibit 10.20 Annual Report Form 10-K on Feb. 8, 2016.
10.10*	Convertible Promissory Note dated October 1, 2015, issued by the Registrant in favor of Douglas Brooks, in the amount of $100,000, filed as Exhibit 10.27 Annual Report Form 10-K on Feb. 8,2016.
10.11*	Amended Employment Contract-Kaiser-April 6, 2016 (Original contract filed on Form 10K- March 24, 2015 (filed as exhibit 10.5 on March 31, 2017 Qtr. Report).
10.12*	Settlement Agreement-Martin Wolfe- December 28, 2018 (filed as Exhibit 10.40 on Form 10-K for year-end December 31, 2017).
10.13*	Order to Convert Promissory Note Holder Silvia Mariela lbarra March 31, 2018; filed as exhibit 10.11on Form 10-Q March 31, 2018 .
10.14*	Order to Convert (corrected)-Douglas Brooks- December 4, 2019; Filed as Exhibit 10.42 of Form 10-K September 03, 2019.
10.15*	Consulting Agreement- Paul Parliament November 20, 2018 (filed as exhibit 10.12 on September 30, 2017 Qtr. Report).

10.16*	Private Placement Agreement - M. Corrigan July 16, 2019 (filed as exhibit 10.13 on September 30, 2017 Qtr. Report).
10.17*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019 (filed as exhibit 10.14 on September 30, 2017 Qtr. Report).
10.18+	Employment Contract- Ferguson- February 1, 2020 .
10.19+	Employment Contract-Kaiser-February 1, 2020.
10.20+	Consulting Agreement -Donohue- February 4, 2020 .
10.21+	Subscription Agreement Preferred Series A- Ferguson-February 4, 2020.
10.22+	Subscription Agreement Preferred Series A- Kaiser-February 4, 2020 .
10.23+	Subscription Agreement Preferred Series A- Donohue-February 4, 2020.
14.1*

Code of Business Conduct of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.1 to the  Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

14.2*

Amended Code of Ethics for Officers of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.2 to the Registrant's Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.

31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+

Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+

Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101+	XBRL Interactive Exhibits.

____________

+Filed herewith.

*Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: March 17, 2020

By /s/ Merle Ferguson

    Merle Ferguson, President, Chief Executive Officer, and Chairman

By /s/ Richard Kaiser

    Richard Kaiser, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	March 17, 2020

/s/ Richard Kaiser Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	March 17 , 2020

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bravo Multinational Incorporated:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bravo Multinational Incorporated (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

March 17, 2020

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018

ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,286	$ 50
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	10,000	10,000

Total Current Assets	16,286	10,050

Property and Equipment - Net of Accumulated Depreciation	—	184

Total Assets	$ 16,286	$ 10,234

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 99,408	$ 109,946
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	80,423	80,224
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	266,000	266,000
Stock Payable - Related Parties	1,608,126	1,578,126

Total Liabilities	2,103,747	2,084,086

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
8,929,057 and 8,779,057 Issued and Outstanding, Respectively	892	877
Preferred Stock - $0.0001 Par; 40,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock Series A - $0.0001 Par; 10,000,000 Shares Authorized, -0- Issued	—	—
Additional Paid-In-Capital	27,430,354	27,263,993
Accumulated Deficit	(29,518,707)	(29,338,722)

Total Stockholders' Deficit	(2,087,461)	(2,073,852)

Total Liabilities and Stockholders' Deficit	$ 16,286	$ 10,234
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2019	2018

Expenses
Depreciation	$ 184	$ 226
General and Administrative	23,599	19,620
Consulting Expense - Related Party	30,000	—
Professional Fees	124,452	7,586
Board of Directors Fees	—	408,500

Total Expenses	178,235	435,932

Loss from Operations	178,235	435,932

Other Expenses
Gain on Extinguishment of Debt	—	(747)
Interest Expense	1,750	920,256
Loss on Loan Conversion	—	45,000

Total Other Expenses	1,750	964,509

Loss Before Income Taxes	179,985	1,400,441

Income Taxes	—	—

Net Loss	$ 179,985	$ 1,400,441

Weighted Average Number of Common Shares - Basic and Diluted	8,847,276	7,594,308

Net Loss Per Common Shares - Basic and Diluted	$ (0.02)	$ (0.18)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFECIT FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2018	3,812,390	$ 380	$ 25,758,235	$ (27,938,281)	$ (2,179,666)

Common Stock Issued to Pay Accrued Board of Directors Fees	3,329,167	333	399,167	—	399,500

Common Stock Issued to Pay Note Payable	450,000	45	89,955	—	90,000

Common Stock Issued for Current Year Board of Directors Fees	1,187,500	119	142,38	—	142,500

Capital Contributions - Directors	—	—	62,343	—	62,343

Beneficial Conversion Feature from Convertible Notes	—	—	811,912	—	811,912

Net Loss	—	—	—	(1,400,441)	(1,400,441)

Balance - December 31, 2018	8,779,057	877	27,263,993	(29,338,722)	(2,073,852)

Cash Proceeds from Sale of Stock	150,000	15	29,985	—	30,000

Capital Contributions - Directors	—	—	136,376	—	136,376

Net Loss	—	—	—	(179,985)	(179,985)

Balance - December 31, 2019	8,929,057	$ 892	$ 27,430,354	$ (29,518,707)	$ (2,087,461)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2019	2018

Cash Flows from Operating Activities

Net Loss	$ (179,985)	$ (1,400,441)

Non-Cash Adjustments:
Gain on Extinguishment of Debt	—	(747)
Depreciation	184	226
Common Stock Issued for Current Year Board of Directors Fees	—	142,500
Loss on Loan Conversion	—	45,000
Interest Expense on Notes Payable	—	108,344
Interest Expense - Amortization of Debt Discount	—	811,912
Changes in Assets and Liabilities:
Prepaid Expenses	—	(10,000)
Accounts Payable and Accrued Expenses	(10,538)	(20,946)
Stock Payable - Related Parties	30,000	—
Accrued Board of Directors Fees	—	266,000

Net Cash Flows Used In Operating Activities	(160,339)	(58,152)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	30,000	—
Due to Related Parties, Net	199	15,295
Capital Contributions - Directors	136,376	42,843

Net Cash Flows Provided by Financing Activities	166,575	58,138

Net Change in Cash and Cash Equivalents	6,236	(14)

Cash and Cash Equivalents - Beginning of Year	50	64

Cash and Cash Equivalents - End of Year	$ 6,286	$ 50

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt Conversion	$ —	$ 45,000
Gifting of Loans Payable	$ —	$ 125,000
Notes Payable Converted to Stock Payable	$ —	$ 1,578,126
Beneficial Conversion Feature from Convertible Notes	$ —	$ 811,912
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

The Company owned patented and unpatented mining claims on War Eagle Mountain in the state of Idaho.  The Company entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two-year period, 2014 and 2015, so that SFMI could restructure its finances. The Company determined that SFMI is unable to pay the lease and that any debt owing by SFMI to the Company is not recoverable. The Company currently owns 76.63 acres within seven patented claims with a 29.167% ownership interest on War Eagle Mountain in the state of Idaho.  The Company allowed all of its BLM (Bureau of Land Management) unpatented and placer claims to expire. The carrying value on such claims both patented and unpatented was fully impaired due to lack of economic viabilities of such properties.

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

There was no revenue during the years ended December 31, 2019 and 2018 since conditions in Nicaragua have not changed.

NOTE 2 – Summary of Significant Accounting Policies - continued

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at December 31, 2019.

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

Accounts receivable consisted of the following at December 31, 2019 and 2018:

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

Notes receivable related parties consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at December 31, 2019 and 2018.

NOTE 7 – Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018

Furniture and Equipment	$ 708	$ 708
Less: Accumulated Depreciation	(708)	(524)

Net Property, Plant and Equipment	$ ––	$ 184

For the years ended December 31, 2019 and 2018 depreciation expense was $184 and $226, respectively.

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

Due to Related Parties consist of payments of Company expenses by the Company’s three (3) directors and related party, Julios Kosta. Amounts due were $80,423 and $80,224 at December 31, 2019 and 2018, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the years ended December 31, 2019 and 2018 the Company paid press release wire services in the amount of $-0-.   The Company also currently operates out of the Yes International Inc., offices at no cost.

During the year ended December 31, 2019, $30,000 was expensed to consulting expense due to the completion of the Company’s consulting agreement with Paul Parliament, former chief executive officer.

Stock payable – related parties consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018

Doug Brooks	$ 285,270	$ 285,270
Rich Kaiser	117,476	117,476
Julios Kosta	468,628	468,628
Marsadi Parliament	268,279	268,279
Paul Parliament	468,473	438,473

Total Stock Payable – Related Parties	$ 1,608,126	$ 1,578,126

Payment of the above stock which amounts to 7,963,801 shares and is deferred until the Company becomes fully reporting again.  All future interest based on the original note terms has also been waived by all parties.  All amounts above were paid in 1st quarter 2020 except for the amount due to Julios Kosta.

NOTE 9 – Notes Payable

Notes Payable consists of the following unsecured notes:

December 31,	2019	2018

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$ 9,490	$ 9,490

Interest expense on Mr. Yee’s loan for the years ended December 31, 2019 and 2018 was $1,750 and $-0-, respectively. Interest expense from January 2015 (note inception) through June 30, 2019 in the amount of $1,575 was recorded in June 2019.

NOTE 10 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at December 31, 2019 and 2018 was $4,500.

NOTE 11 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in preferred shares to 50,000,000 from 5,000,000.  Preferred stock can be converted into 10 shares of common stock and have voting rights equal to 100 shares of common stock. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred.  At December 31, 2019 and, 2018 there were -0- shares issued and outstanding.

During the year ended December 31, 2017, 5,000,000 shares were returned by their respective shareholders.  No compensation was given for the stock that was returned.

NOTE 11 – Capital Stock -continued

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.   The Plan shall expire on March 15, 2028.  As of December 31, 2019, no shares had been issued from this plan.

NOTE 12 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the years ended December 31, 2019 and 2018 was $-0-.

NOTE 13 - Subsequent Events

On February 1, 2020 the Company approved a 5- year employment contract for Mr. Merle Ferguson as the Company’s Chairman of the Board and President.  The contract is for $300,000 per year to be paid in cash, shares or a combination of both.  On February 1, 2020 the Company also approved the issuance of 1,500,000 preferred A shares to Mr. Ferguson as additional compensation.

On February 1, 2020 the Company approved a 5- year employment contract for Mr. Richard Kaiser. The contract is for $175,000 per year to be paid in cash, shares or a combination of both.  On February 1, 2020 the Company also approved the issuance of 500,000 preferred A shares to Mr. Kaiser as additional compensation.

On February 4, 2020 the Company approved a 3- year employment contract for Ms. Susan Donohue. The contract is for 500,000 preferred A shares.

From January 1 through March 3, 2020, 5,753,593 shares of common stock were issued to pay for $1,139,498 that was included in stock payable at December 31, 2019 per the following:

- On February 7, 2020, the Company converted Richard Kaiser's promissory note, dated October 3, 2016, through the issuance 587,380 common BRVO shares as at $0.20 (twenty cents) per share.

- On February 7, 2020, the Company converted Douglas Brook's promissory note, dated October 3, 2016, through the issuance 1,426,350 common BRVO shares as at $0.20 (twenty cents) per share.

- On February 7, 2020, the Company converted Paul Parliament's promissory note, dated October 3, 2016, through the issuance 2,192.365 common BRVO shares as at $0.20 (twenty cents) per share .

- On February 7, 2020, the Company converted Marsid Parliament's promissory note, dated November 19, 2018 through the issuance 1,341,395 common BRVO shares as at $0.20 (twenty cents) per share.

- On January 27, 2020, 132,932 shares common stock were issued to repay $28,391 out-of- pocket expenses owed to Mr. Parliament prior to his resignation as an officer and director of the Company up through November 18, 2019; S-8 common stock at $0.2135 per share based on the closing price of the Company's stock price on January 27, 2019.

- On January 28, 2020, the Company issued to Mr. Paul Parliament for a consulting agreement, effectuated November 20, 2018 which expired on July 19, 2019; 73,171 shares of S-8 common stock at $0.41 per shares based on the closing price of the Company's stock price on July 10, 2019.

On February 4, 2020, the Company issued 2,500,000 shares of its Preferred Series 'A' shares as noted above, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Series 'A' Preferred shares have voting rights equal to 100 shares of common stock and they are each convertible into 100 shares of common stock of the Company at the option of the holder. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances.  1,500,000 Series 'A' shares were issued to Mr. Merle Ferguson in exchange for services under the terms of his employment contract, 500,000 Series 'A' shares were issued to Mr. Richard Kaiser under the terms of his employment contract, and 500,000 Series 'A' shares were issued to Ms. Susan Donohue in exchange for services under her consulting agreement.  The issuance of these shares has resulted effectively in a change in control of the Company.