Form 10-Q
period 2020-03-31
Bravo Multinational Inc.
filed 2020-04-30
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At April 30, 2020 the registrant had outstanding 17,025,791 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
MARCH 31, 2020

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,286	$ 6,286
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	—	10,000

Total Current Assets	6,286	16,286

Total Assets	$ 6,286	$ 16,286

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 101,988	$ 99,408
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	69,588	80,423
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	345,167	266,000
Stock Payable - Related Parties	—	1,608,126

Total Liabilities	566,533	2,103,747

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
17,025,791 and 8,929,057 Issued and Outstanding, Respectively	1,702	892
Preferred Stock - $0.0001 Par; 40,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock Series A - $0.0001 Par; 10,000,000 Shares Authorized,
2,500,000 and -0- Issued and Outstanding, Respectively	250	—
Additional Paid-In-Capital	89,057,205	27,430,354
Accumulated Deficit	(89,619,404)	(29,518,707)

Total Stockholders' Deficit	(560,247)	(2,087,461)

Total Liabilities and Stockholders' Deficit	$ 6,286	$ 16,286

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2020	2019

Expenses
Depreciation	$ —	$ 57
General and Administrative	3,779	3,370
Consulting	12,000,000	—
Professional Fees	26,459	56,881
Board of Directors Fees	48,079,167	—

Total Expenses	60,109,405	60,308

Loss from Operations	60,109,405	60,308

Other (Income) and Expense
Interest Expense	87	—
Gain on Stock Payable Conversion	(8,795)	—

Total Other (Income) and Expense	(8,708)	—

Loss Before Income Taxes	60,100,697	60,308

Income Taxes	—	—

Net Loss for the Period	$ 60,100,697	$ 60,308

Weighted Average Number of Common Shares - Basic and Diluted	12,520,419	8,779,057

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (4.80)	$ (0.01)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2020	2019

Cash Flows from Operating Activities

Net Loss for the Period	$ (60,100,697)	$ (60,308)

Non-Cash Adjustments:
Depreciation	—	57
Preferred Stock Issued for Current Year Board of Directors Fees	48,000,000	—
Preferred Stock Issued for Current Year Consulting Fees	12,000,000	—
Gain on Stock Payable Conversion	(8,795)	—
Changes in Assets and Liabilities:
Prepaid Expenses	10,000	10,000
Accounts Payable and Accrued Expenses	2,580	(2,310)
Accrued Board of Directors Fees	79,167	—

Net Cash Flows Used In Operating Activities	(17,745)	(52,561)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Bank Overdraft	—	39
Due to Related Parties, Net	17,745	199
Capital Contributions - Directors	—	52,273

Net Cash Flows Provided by Financing Activities	17,745	52,511

Net Change in Cash and Cash Equivalents	—	(50)

Cash and Cash Equivalents - Beginning of Period	6,286	50

Cash and Cash Equivalents - End of Period	$ 6,286	$ —

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$ 1,593,348	$ —
Common Stock Exchanged for Due to Related Party	$ 34,562	$ —
Preferred Stock Issued for Services	$ 60,000,000	$ —

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2019	8,779,057	$ 877	—	$ —	$ 27,263,993	$ (29,338,722)	$ (2,073,852)

Capital Contributions - Directors	—	—	—	—	52,273	—	52,273

Net Loss for the Period	—	—	—	—	—	(60,308)	(60,308)

Balance - March 31, 2019	8,779,057	$ 877	—	$ —	$ 27,316,266	$ (29,399,030)	$ (2,081,887)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$ 892	—	$ —	$ 27,430,354	$ (29,518,707)	$ (2,087,461)

Preferred Shares Issued for Services	—	—	2,500,000	250	59,999,750	—	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	—	—	34,549	—	34,562

Common Stock Issued to Pay Stock Payable	7,963,802	796			1,592,552	—	1,593,348

Net Loss for the Period	—	—	—	—	—	(60,100,697)	(60,100,697)

Balance - March 31, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$ 89,057,205	$ (89,619,404)	$ (560,247)

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2019, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of March 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation.   Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short-term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.

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

There was no revenue during the three months ended March 31, 2020 and 2019 since conditions in Nicaragua have not changed.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at March 31, 2020.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Accounts Receivable– continued

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at March 31, 2020 and December 31, 2019.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 7 – Related Party Transactions

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director and related party, Julios Kosta. Amounts due were $69,588 and $80,423 at March 31, 2020 and December 31, 2019, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three months ended March 31, 2020 and 2019 the Company paid press release wire services in the amount of $-0-.   The Company also currently operates out of the Yes International Inc., offices at no cost.

Stock payable – related parties consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Doug Brooks	$ ––	$ 285,270
Rich Kaiser	––	117,476
Julios Kosta	––	468,628
Marsadi Parliament	––	268,279
Paul Parliament	––	468,473

Total Stock Payable – Related Parties	$ ––	$ 1,608,126

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	March 31,	December 31,
	2020	2019
Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490
Total Notes Payable	$ 9,490	$ 9,490

Interest expense on Mr. Yee’s loan for the three months ended March 31, 2020 and 2019 was $87 and $-0-, respectively. Interest expense from January 2015 (note inception) through June 30, 2019 in the amount of $1,575 was recorded in June 2019.

NOTE 9 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  Amount due at March 31, 2020 and December 31, 2019 was $4,500.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 10 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2020 and December 31, 2019 there were 2,500,000 and -0- shares issued and outstanding, respectively.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.   The Plan shall expire on March 15, 2028.  As of March 31, 2020, no shares had been issued from this plan.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 11 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three months ended March 31, 2020 and 2019 was $-0-.

NOTE 12 - Subsequent Events

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

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

        ·our possible future financing

        ·the adequacy of our cash resources and working capital;. and

        ·the Covid-19 pandemic

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the company's operations which could have a material adverse effect on the company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

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

Current Business

We are engaged in the business of leasing and selling gaming equipment. We, however, ceased operations in Nicaragua due to political and economic instabilities. We are planning to operate our business in the US and within other more stable democracies in Latin America.

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

On or about the first week of December 2017, Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC notified management of serious issues throughout the Country of Nicaragua. Civil unrest started due to lack of simple social services, like electricity, running water and destroyed infrastructure from Hurricane Nate.  The ever growing political and civil unrest affected the country’s economy, which had a direct effect on the gaming industry in Nicaragua. The dangerous situation throughout Nicaragua eliminated BRVO from operating its gaming interests, effectively. On December 30, 2017, management canceled the business contracts with both Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC. Subsequently, The US Government placed trade and financial sanctions on the Government of Nicaragua, which greatly affected BRVO’s business practices in the country. As of January 2018, the Company ceased operations in Nicaragua.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2020 and 2019 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended March 31, 2020 and 2019 were $-0- and $-0-. Gaming machine sale of $-0- occurred due to no sales, and management in 2018 ceased operations in Nicaragua due to economic and political instabilities.

Cost of sales for the three months ended March 31, 2020 was $-0- and for the three months ended March 31, 2019 was $-0-. The Company had no sales during each of the three months ended March 31, 2020 and 2019.

Gross profit for the three months ended March 31, 2020 was $-0- and for the three months ended March 31, 2019 was $-0-.

Total Operating expenses for three months ended March 31, 2020 was $60,109,405 compared to $60,308 for the three months ended March 31, 2019. The increase was attributed to an increase in board of director fees, officers pay, and consulting fee associated from the cost of the issuance of convertible Preferred 'A' shares.

Net Loss:

Net loss for the three month ended March 31, 2020 and 2019 were $60,100,697 and $60,308, respectively.

Liquidity and Capital Resources:

As of March 31, 2020, the Company’s assets totaled $6,286, which consisted of cash of $6,286. Our total liabilities were $566,533. And, the Company had an accumulated deficit of $89,619,404, and a working capital deficit of $560,247.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $17,745, and for the three months ended March 31, 2019 was $52,561, respectively. The decrease in cash used for operating activities was due to the decrease in professional fees.  Professional fees decreased by $30,422 from $56,881 for the three months ended March 31, 2019 to $26,459 for the three months ended March 31, 2020.

Cash Flows from Investing Activities

Net cash used in investing activities was $ -0- and -0- for the three months ended March 31, 2020 and 2019.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $17,745, and for the three months ended March 31, 2019 was $52,511. The decrease amount was attributed to lower cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

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

Going Concern

We have incurred net losses since our inception.  We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2020.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended March 31, 2020. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended March 31, 2020 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2020 in any material legal proceedings to which we are a party or of which any of our property is subject.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2020, Bravo Multinational, Inc. issued 2,500,000 shares of its Preferred Series 'A' shares pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Series 'A' Preferred shares have voting rights equal to 100 shares of common stock and they are each convertible into 100 shares of common stock of the Company at the option of the holder. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances (See Exhibits 10.04, 10.05 & 10.06).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Promissory Note

On December 31, 2017, the Board of Directors unanimously agreed to allow Isabell Pilon to cancel and return to the Company’s treasury 245,098 common shares. The board, in turn, recognized and approved the promissory note with a, face value of $125,000 (one hundred twenty five thousand dollars).  The note pays interest at eight (8%) percent per annum.  The term on the note is 24-months from date of issuance, and it matures on December 31, 2019.  At anytime, the note may be converted into common shares at ten cents ($0.10) per share. On March 13, 2018, the Board of Directors unanimously agreed to allow Isabell Pilon to convert her promissory note for ten cents ($0.10) per common share. On November 18, 2018, the board unanimously amended the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on the promissory note with accrued interest at 8% per annum owed as of November 19, 2018. On November19, 2018, Isabell Pilon gifted her note including interest to Marsadi Parliament. The note holder (Marsadi Parliament) enacted an "Order to Convert" which stop any further accrued interest. On February 7, 2020, the Company converted the promissory note through issuance 1,341,395 common shares.

On November 19, 2018, the Promissory Note held by Paul Parliament enacted an "Order to Convert" on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. On February 7, 2020, the Company converted the promissory note through the issuance 2,192,365 common shares.

On November 19, 2018, the Promissory Note held by Douglas Brooks enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. On February 7, 2020, the Company converted the promissory note through the issuance 1,426,350 common shares.

On November 19, 2018, the Promissory Note held by Richard Kaiser enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. On February 7, 2020, the Company converted the promissory note through the issuance 587,380 common shares.

On November 19, 2018, the Promissory Note held by Julios Kosta enacted an “Order to Convert” on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. On December 31, 2018, Julios Kosta gifted $45,000 of this note payable to another party who converted the note to common BRVO shares as at $0.20 (twenty cents). The "Order to Convert" stopped any further accrued interest. On March 25, 2020, the Company converted the promissory note through the issuance 2,343,141 common shares.

S-8 Registration

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of March 31, 2020 4,516,667 shares had been issued from this plan.

On January 28, 2020, the Company issued to Mr. Paul Parliament for a consulting agreement, effectuated November 20, 2018 which expired on July 19, 2019; 73,171 shares of S-8 common stock at $0.41 per shares based on the closing price of the Company's stock price on July 10, 2019.

On January 28, 2020, the Company issued to Mr. Paul Parliament for out-of- pocket expenses totaling $28,580 which were owed to him prior to his resignation as an officer and director of the Company up through November 18, 2019; 132,932 shares of S-8 common stock at $0.2135 per share based on the closing price of the Company's stock price on January 27, 2019.

Employment Contracts

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Merle Ferguson as the Company's Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. A 1,500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Exhibit 10.01).

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. A 500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Exhibit 10.02).

Consulting Agreements

On February 2, 2020, The Company signed a three year consulting agreement with Ms. Susan Donohue for corporate consulting services. The Company issued a one-time payment of 500,000 Preferred Series 'A' as payment-in-full on the agreement (See Exhibit 10.03).

ITEM 6. EXHIBITS

Index to Exhibits.

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
3.4*

Certificate of Amendment of Restated Certificate of Incorporation of Goldland Holdings, Co., changing name to Bravo Multinational Incorporated, filed with State of Delaware on March 24, 2016, and effective on April 1, 2016, filed as Exhibit 3.1 Report on Form 8-K, on April 7, 2016, File Number 000-53505.

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

10.01*	Employment Contract- Ferguson- February 1, 2020 (filed as Exhibit 10.18 on Dec. 31. 2018 year-end report Form 10-K)
10.02*	Employment Contract-Kaiser-February 1, 2020 (filed as Exhibit 10.19 on Dec. 31. 2018 year-end report Form 10-K)
10.03*	Consulting Agreement -Donohue- February 4, 2020 (filed as Exhibit 10.20 on Dec. 31. 2018 year-end report Form 10-K)
10.04*	Subscription Agreement Preferred Series A- Ferguson-February 4, 2020 (filed as Exhibit 10.21 on Dec. 31. 2018 year-end report Form 10-K) .
10.05*	Subscription Agreement Preferred Series A- Kaiser-February 4, 2020 (filed as Exhibit 10.22 on Dec. 31. 2018 year-end report Form 10-K).
10.06*	Subscription Agreement Preferred Series A- Donohue-February 4, 2020 (filed as Exhibit 10.23 on Dec. 31. 2018 year-end report Form 10-K) .
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

BRAVO MULTINATIONAL INCORPORATED

Dated: April 30, 2020	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer