Form 10-Q
period 2020-06-30
Bravo Multinational Inc.
filed 2020-07-21
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At July 21, 2020 the registrant had outstanding 17,025,791 shares of common stock, par value $0.0001 per share.

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
JUNE 30 , 2020

INDEX TO FINANCIAL STATEMENTS

Balance Sheets at June 30, 2020 - Unaudited and December 31, 2019	3
Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 - Unaudited	4
Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 - Unaudited	5
Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019– Unaudited	6-7
Notes to the Unaudited Financial Statements	8-17

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,286	$ 6,286
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	—	10,000

Total Current Assets	6,286	16,286

Total Assets	$ 6,286	$ 16,286

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 99,277	$ 99,408
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	4,500	4,500
Due to Related Parties	84,168	80,423
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	463,917	266,000
Stock Payable - Related Parties	—	1,608,126

Total Liabilities	697,152	2,103,747

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
17,025,791 and 8,929,057 Issued and Outstanding, Respectively	1,702	892
Preferred Stock - $0.0001 Par; 40,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock Series A - $0.0001 Par; 10,000,000 Shares Authorized,
2,500,000 and -0- Issued and Outstanding, Respectively	250	—
Additional Paid-In-Capital	89,057,205	27,430,354
Accumulated Deficit	(89,750,023)	(29,518,707)

Total Stockholders' Deficit	(690,866)	(2,087,461)

Total Liabilities and Stockholders' Deficit	$ 6,286	$ 16,286

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Expenses
Depreciation	$ —	$ 57	$ —	$ 113
General and Administrative	2,136	2,055	5,914	5,426
Consulting	—	—	12,000,000	—
Professional Fees	9,646	19,457	36,105	76,338
Board of Directors Fees	118,750	—	48,197,917	—

Total Expenses	130,532	21,569	60,239,936	81,877

Loss from Operations	130,532	21,569	60,239,936	81,877

Other (Income) and Expense
Interest Expense	87	1,575	175	1,575
Gain on Stock Payable Conversion	—	—	(8,795)	—

Total Other (Income) and Expense	87	1,575	(8,620)	1,575

Loss Before Income Taxes	130,619	23,144	60,231,316	83,452

Income Taxes	—	—	—	—

Net Loss for the Period	$ 130,619	$ 23,144	$ 60,231,316	$ 83,452

Weighted Average Number of Common Shares -Basic and Diluted	17,025,791	8,779,057	14,773,105	8,779,057

Net Loss for the Period Per Common Shares -Basic and Diluted	$ (0.01)	$ (0.00)	$ (4.08)	$ (0.01)
The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2020	2019

Cash Flows from Operating Activities

Net Loss for the Period	$ (60,231,316)	$ (83,452)

Non-Cash Adjustments:
Depreciation	—	113
Preferred Stock Issued for Current Year Board of Directors Fees	48,000,000	—
Preferred Stock Issued for Current Year Consulting Fees	12,000,000	—
Gain on Stock Payable Conversion	(8,795)	—
Changes in Assets and Liabilities:
Prepaid Expenses	10,000	10,000
Accounts Payable and Accrued Expenses	(131)	(4,023)
Accrued Board of Directors Fees	197,917	—

Net Cash Flows Used In Operating Activities	(32,325)	(77,362)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Due to Related Parties, Net	32,325	199
Capital Contributions - Directors	—	78,068

Net Cash Flows Provided by Financing Activities	32,325	78,267

Net Change in Cash and Cash Equivalents	—	905

Cash and Cash Equivalents - Beginning of Period	6,286	50

Cash and Cash Equivalents - End of Period	$ 6,286	$ 955

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$ 1,593,348	$ —
Common Stock Exchanged for Due to Related Party	$ 34,562	$ —
Preferred Stock Issued for Services	$ 60,000,000	$ —

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2019	8,779,057	$ 877	—	$ —	$ 27,316,266	$ (29,399,030)	$ (2,081,887)

Capital Contributions - Directors	—	—	—	—	25,795	—	25,795

Net Loss for the Period	—	—	—	—	—	(23,144)	(23,144)

Balance - June 30, 2019	8,779,057	$ 877	—	$ —	$ 27,342,061	$ (29,422,174)	$ (2,079,236)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$ 89,057,205	$ (89,619,404)	$ (560,247)

Net Loss for the Period	—	—	—	—	—	(130,619)	(130,619)

Balance - June 30, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$ 89,057,205	$ (89,750,023)	$ (690,866)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2019	8,779,057	$ 877	—	$ —	$ 27,263,993	$ (29,338,722)	$ (2,073,852)

Capital Contributions - Directors	—	—	—	—	78,068	—	78,068

Net Loss for the Period	—	—	—	—	—	(83,452)	(83,452)

Balance - June 30, 2019	8,779,057	$ 877	—	$ —	$ 27,342,061	$ (29,422,174)	$ (2,079,236)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$ 892	—	$ —	$ 27,430,354	$ (29,518,707)	$ (2,087,461)

Preferred Shares Issued for Services	—	—	2,500,000	250	59,999,750	—	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	—	—	34,549	—	34,562

Common Stock Issued to Pay Stock Payable	7,963,802	796			1,592,552	—	1,593,348

Net Loss for the Period	—	—	—	—	—	(60,231,316)	(60,231,316)

Balance - June 30, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$ 89,057,205	$ (89,750,023)	$ (690,866)

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2019, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of June 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation.   Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary, Universal Entertainment SAS, Ltd., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.  During the year ended December 31, 2017, management recognized that Universal is an inactive Florida corporation which no longer operates.

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

Revenue Recognition – continued

The Company operates as one reportable segment.

There was no revenue during the three and six months ended June 30, 2020 and 2019 since conditions in Nicaragua have not changed.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at June 30, 2020.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ ––	$ ––

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ ––	$ ––

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at June 30, 2020 and December 31, 2019.

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director and related party, Julios Kosta. Amounts due were $84,168 and $80,423 at June 30, 2020 and December 31, 2019, respectively.

The Company utilizes the services of Yes International which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three and six months ended June 30, 2020 and 2019 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International's offices at no cost.

Stock payable – related parties consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Doug Brooks	$ ––	$ 285,270
Rich Kaiser	––	117,476
Julios Kosta	––	468,628
Marsadi Parliament	––	268,279
Paul Parliament	––	468,473

Total Stock Payable – Related Parties	$ ––	$ 1,608,126

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	June 30,	December 31,
	2020	2019

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$ 9,490	$ 9,490

Interest expense on Mr. Yee’s loan for the three and six months ended June 30, 2020 was $87 and $175, respectively. Interest expense on Mr. Yee’s loan for the three and six months ended June 30, 2019 was $1,575 and $1575, respectively. Interest expense from January 2015 (note inception) through June 30, 2019 in the amount of $1,575 was recorded in June 2019.

NOTE 9 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party. Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete. Amount due at June 30, 2020 and December 31, 2019 was $4,500.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 10 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2020 and December 31, 2019 there were 2,500,000 and -0- shares issued and outstanding, respectively.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028.  As of June 30, 2020, no shares had been issued from this plan.

NOTE 11 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three and six months ended June 30, 2020 and 2019 was $-0-.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2020 and 2019 Statements

The sales revenue from the Company’s gaming machine sales for the three months ended June 30, 2020 and 2019 were $-0- and $-0-. Gaming machine sale of $-0- occurred due to no sales because of the political and economic instability in Nicaragua. Management ceased operations in Nicaragua due to these instabilities.

Cost of sales for the three months ended June 30, 2020 was $-0- and for the three months ended June 30, 2019 was $-0-. The Company had no sales during each of the three months ended June 30, 2020 and 2019.

Gross profit for the three months ended June 30, 2020 was $-0- and for the three months ended June 30, 2019 was $-0-.

Total Operating expenses for three months ended June 30, 2020 was $130,532 compared to $21,569 for the three months ended June 30, 2019. The increase was attributed to an increase in board of director fees.

Six Months – June 30, 2020 and 2019 Statements

The sales revenue from the Company’s gaming machine sales for the six  months ended June 30, 2020 and 2019 were $-0- and $-0-. Gaming machine sales of $-0- occurred due to no sales because of the political and economic instability in Nicaragua. Management ceased operations in Nicaragua due to these instabilities.

Cost of sales for the six months ended June 30, 2020 was $-0- and for the six months ended June 30, 2019 was $-0-. The Company had no sales during each of the six months ended June 30, 2020 and 2019.

Gross profit for the six months ended June 30, 2020 was $-0- and for the six months ended June 30, 2019 was $-0-.

Total Operating expenses for six months ended June 30, 2020 was $60,239,936 compared to $81,877 for the six months ended June 30, 2019. The increase was attributed to an increase in board of director fees and consulting fee associated from the cost of the issuance of convertible Preferred 'A' shares.

Net Loss:

Net loss for the three month ended June 30, 2020 and 2019 were $130,619 and $23,144 , respectively. Net loss for the six month ended June 30, 2020 and 2019 were $60,231,316 and $83,452, respectively.

Liquidity and Capital Resources:

As of June 30, 2020, the Company’s assets totaled $6,286, which consisted of cash of $6,286. Our total liabilities were $697,152. As of June 30, 2020, the Company had an accumulated deficit of $89,750,023 and a working capital deficit of $690,866.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $32,325, and for the six months ended June 30, 2019 was $77,362, respectively. The decrease in the amount of cash used during 2020 was primarily due to the decrease in professional fees by $40,233 when compared to the six month ended in 2019.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the six months ended June 30, 2020 and 2019.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $32,325, and for the six months ended June 30, 2020 was $78,267. The decrease amount was attributed to lower cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2020.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended June 30, 2020. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended June 30, 2020 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended June 30, 2020 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

S-8 Registration

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of June 30, 2020, 4,516,667 shares had been issued from this plan.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: July 21, 2020	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer