Form 10-Q
period 2020-09-30
Bravo Multinational Inc.
filed 2020-10-21
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Registrant's telephone number, including area code: (757) 306-6090

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

-i-

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X ]        No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]        No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At October 20, 2020 the registrant had outstanding 17,025,791 shares of common stock, par value $0.0001 per share.

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2020

INDEX TO FINANCIAL STATEMENTS

Balance Sheets at September 30, 2020 - Unaudited and December 31, 2019	3
Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 - Unaudited	4
Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 - Unaudited	5
Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2020 and 2019– Unaudited	6-7
Notes to the Unaudited Financial Statements	8-15

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,286	$ 6,286
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-
Prepaid Expenses	-	10,000

Total Current Assets	6,286	16,286

Total Assets	$ 6,286	$ 16,286

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 106,749	$ 99,408
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	-	4,500
Due to Related Parties	62,619	80,423
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	582,667	266,000
Stock Payable - Related Parties	-	1,608,126

Total Liabilities	797,325	2,103,747

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
17,025,791 and 8,929,057 Issued and Outstanding, Respectively	1,702	892
Preferred Stock - $0.0001 Par; 40,000,000 Shares Authorized, -0- Issued	-	-
Preferred Stock Series A - $0.0001 Par; 10,000,000 Shares Authorized,
2,500,000 and -0- Issued and Outstanding, Respectively	250	-
Additional Paid-In-Capital	89,057,205	27,430,354
Accumulated Deficit	(89,850,196)	(29,518,707)

Total Stockholders' Deficit	(791,039)	(2,087,461)

Total Liabilities and Stockholders' Deficit	$ 6,286	$ 16,286

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses
Depreciation	$ -	$ 57	$ -	$ 170
General and Administrative	2,301	11,354	8,215	16,780
Consulting	-	30,000	12,000,000	30,000
Professional Fees	19,162	41,580	55,267	117,918
Board of Directors Fees	118,750	-	48,316,667	-

Total Expenses	140,213	82,991	60,380,149	164,868

Loss from Operations	140,213	82,991	60,380,149	164,868

Other (Income) and Expense
Interest Expense	87	87	262	1,662
Gain on Stock Payable Conversion	-	-	(8,795)	-
Gain on Loan Payable Forgiveness	(40,127)	-	(40,127)	-

Total Other (Income) and Expense	(40,040)	87	(48,660)	1,662

Loss Before Income Taxes	100,173	83,078	60,331,489	166,530

Income Taxes	-	-	-	-

Net Loss for the Period	$ 100,173	$ 83,078	$ 60,331,489	$ 166,530

Weighted Average Number of Common Shares -Basic and Diluted	17,025,791	8,901,035	15,529,481	8,819,716

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.01)	$ (0.01)	$ (3.88)	$ (0.02)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2020	2019

Cash Flows from Operating Activities

Net Loss for the Period	$ (60,331,489)	$ (166,530)

Non-Cash Adjustments:
Depreciation	-	170
Preferred Stock Issued for Current Year Board of Directors Fees	48,000,000	-
Preferred Stock Issued for Current Year Consulting Fees	12,000,000	-
Gain on Stock Payable Conversion	(8,795)	-
Gain on Loan Payable Forgiveness	(40,127)	-
Changes in Assets and Liabilities:
Prepaid Expenses	10,000	10,000
Accounts Payable and Accrued Expenses	7,341	(3,404)
Stock Payable - Related Parties	-	30,000
Accrued Board of Directors Fees	316,667	-

Net Cash Flows Used In Operating Activities	(46,403)	(129,764)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	-	30,000
Due to Related Parties, Net	46,403	199
Capital Contributions - Directors	-	105,971

Net Cash Flows Provided by Financing Activities	46,403	136,170

Net Change in Cash and Cash Equivalents	-	6,406
Cash and Cash Equivalents - Beginning of Period	6,286	50

Cash and Cash Equivalents - End of Period	$ 6,286	$ 6,456

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$ 1,593,348	$ -
Common Stock Exchanged for Due to Related Party	$ 34,562	$ -
Preferred Stock Issued for Services	$ 60,000,000	$ -

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2019	8,779,057	$ 877	-	$ -	$27,342,061	$(29,422,174)	$(2,079,236)

Cash Proceeds from Sale of Stock	150,000	15	-	-	29,985	-	30,000

Capital Contributions - Directors	-	-	-	-	27,903	-	27,903

Net Loss for the Period	-	-	-	-	-	(83,078)	(83,078)

Balance - September 30, 2019	8,929,057	$ 892	-	$ -	$27,399,949	$ (29,505,252)	$(2,104,411)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$89,057,205	$(89,750,023)	$ (690,866)

Net Loss for the Period	-	-	-	-	-	(100,173)	(100,173)

Balance - September 30, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$89,057,205	$(89,850,196)	$ (791,039)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2019	8,779,057	$ 877	-	$ -	$27,263,993	$(29,338,722)	$(2,073,852)

Cash Proceeds from Sale of Stock	150,000	15	-	-	29,985	-	30,000

Capital Contributions - Directors	-	-	-	-	105,971	-	105,971

Net Loss for the Period	-	-	-	-	-	(166,530)	(166,530)

Balance - September 30, 2019	8,929,057	$ 892	-	$ -	$27,399,949	$(29,505,252)	$(2,104,411)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$ 892	-	$ -	$27,430,354	$(29,518,707)	$(2,087,461)

Preferred Shares Issued for Services	-	-	2,500,000	250	59,999,750	-	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	-	-	34,549	-	34,562

Common Stock Issued to Pay Stock Payable	7,963,802	796	-	-	1,592,552	-	1,593,348

Net Loss for the Period	-	-	-	-	-	(60,331,489)	(60,331,489)

Balance - September 30, 2020	17,025,791	$ 1,702	2,500,000	$ 250	$89,057,205	$(89,850,196)	$ (791,039)

The accompanying notes are an integral part of these financial statements

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the "Company," "we" or "us") was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company's name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the Company's name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company's name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company's common stock should be changed to "BRVO," and the company's CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company's name on April 6, 2016.  As a result of the change of name of the company, the company's trading symbol was changed to "BRVO" and the CUSIP identifier was changed to 10568F109. On August 20, 2020, the Board of Directors agreed in changing the Company's incorporation from Delaware to Wyoming. On September 25, 2020 the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) in order to achieve the change in state incorporation. As of the date of this report management is still awaiting the merger approval from FINRA.

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

The Company is currently engaged in the business of buying and reselling gaming equipment.  The Company also buys machines for its own use that are placed in casinos or gaming areas to obtain monthly revenue streams from the machines' net win revenue.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2019, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"), filed with the Securities and Exchange Commission (the "SEC").  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation.   Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 2 – Summary of Significant Accounting Policies – continued

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Bravo Multinational Incorporated, and its wholly owned subsidiary, Universal Entertainment SAS, Ltd., (the "Company").  All significant inter-company balances have been eliminated in consolidation.  During the year ended December 31, 2017, management recognized that Universal is an inactive Florida corporation which no longer operates.

Method of Accounting

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 "Earnings per Share".  Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

- Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

- Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

- Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

There was no revenue during the three and nine months ended September 30, 2020 and 2019 since conditions in Nicaragua have not changed.

NOTE 3 – Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We adopted the standard on fiscal year January 1, 2019. Based on our assessment of the new standard on our condensed consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities, we have concluded that the impact is insignificant to our condensed consolidated financial statements based on the short-term nature of our leases and our election of such practical expedient.

NOTE 4 – Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at September 30, 2020.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ -	$ -

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ -	$ -

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at September 30, 2020 and December 31, 2019.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 7 – Related Party Transactions

During the year ended December 31, 2017, one hundred ten (110) gaming machines were sold to a company controlled by Mr. Paul Parliament, the Company's former chief executive officer, for a total of $770,000. The sales were financed by a notes receivable in the amount of $342,000.  Due to uncertainty of repayment, the notes receivable of $342,000 were allowed for as a bad debt at December 31, 2017 (See Note 6). The above mentioned sales were also paid for by reducing Mr. Parliaments' note payable from the Company in the amount of $76,000.

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

Due to Related Parties consist of payments of Company expenses by the Company's two (2) current directors, one (1) former director.  Amounts due were $62,619 and $80,423 at September 30, 2020 and December 31, 2019, respectively. Due to related party, Julios Kosta of $35,627 which was included in the balance at December 31, 2019 was forgiven by Mr. Kosta on July 29,2020 and is included in gain on loan forgiveness during the three and nine months ended September 30, 2020.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three and nine months ended September 30, 2020 and 2019 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International Inc., offices at no cost.

Stock payable – related parties consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Doug Brooks	$ -	$ 285,270
Rich Kaiser	-	117,476
Julios Kosta	-	468,628
Marsadi Parliament	-	268,279
Paul Parliament	-	468,473

Total Stock Payable – Related Parties	$ -	$ 1,608,126

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	September 30,	December 31,
	2020	2019

Al Yee – 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$ 9,490	$ 9,490

Interest expense on Mr. Yee's loan for the three and nine months ended September 30, 2020 was $87 and $262, respectively. Interest expense on Mr. Yee's loan for the three and nine months ended September 30, 2019 was $87 and $1,662, respectively. Interest expense from January 2015 (note inception) through September 30, 2019 in the amount of $1,575 was recorded in September 2019.

NOTE 9 – Inventory Loan Payable – Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  On July 29, 2020, Centro de Entretenimiento y Diversion Mombacho S.A forgave the $4,500 loan payable.  This is included in gain on loan forgiveness during the three and nine months ended September 30, 2020.  Amount due at September 30, 2020 and December 31, 2019 was $-0- and $4,500, respectively.

NOTE 10 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2020 and December 31, 2019 there were 2,500,000 and -0- shares issued and outstanding, respectively.

During the year ended December 31, 2017, 5,000,000 shares were returned by their respective shareholders.  No compensation was given for the stock that was returned.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 10 – Capital Stock – continued

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company's stockholders, by paying their retainers or fees in the form of shares of the Company's common stock.   The Plan shall expire on March 15, 2028.  As of September 30, 2020, no shares had been issued from this plan.

NOTE 11 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three and nine months ended September 30, 2020 and 2019 was $-0-.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, what is the purchase and leasing of gaming equipment.  The change of name was to be effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrant's name the trading symbol for the shares of the Registrant's common stock has been changed to "BRVO," and Registrant's CUSIP identifier has been changed to 10568F109.

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

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its preferred stock to Preferred Stock Series A. The Series A will have a par value of $0.0001 per share, will be entitles to receive one hundred (100) time the dividends per share of common stock, will have 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock. In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of "Blank Check" Preferred stock of which 10,000,000 have been issued leaving 40,000,000 authorized but unissued, par value $0.0001 per share. There are no "Blank Check" preferred shares outstanding and no trading market for the shares of our "Blank Check "preferred stock.

On August 3, 2020, both the Board of Directors of the Company and the consent of the majority of the shareholders agreed in changing the Company's incorporation from the State of Delaware to the State of Wyoming. On September 29, 2020, the Company filed and mailed an "Information Statement" to all shareholders of the record date, September 25, 2020, notifying shareholders of this approval to change the Company's state of its incorporation domicile from the State of Delaware to the State of Wyoming through a Reincorporation Merger of Bravo Multinational, Inc. a Delaware Corporation (Bravo Delaware) into its wholly owned Wyoming subsidiary Bravo Multinational, Inc. (Bravo Wyoming). The change in domicile from Delaware to Wyoming should occur once the Company's Corporate Action request is approved by FINRA - Financial Industry Regulatory Authority, currently pending as of the date of this Form 10-Q filing (See Exhibit 4.2).

Current Business

We are engaged in the business of leasing and selling gaming equipment. We, however, ceased operations in Nicaragua due to political and economic instabilities. We are planning to operate our business in the US and within other more stable democracies in Latin America.

During October 2017 severe weather, hurricanes, rain and flooding occurred in Nicaragua where the company had its gaming machines operation. Lower tourism and local traffic due to these uncontrollable weather issues had an effect on the Company's machine revenues during the fourth quarter of 2017. The Company had purchased 300 gaming machines that were placed in casinos where they were producing a monthly revenue stream based on net wins of the each machine. Consequently, revenue and account receivable due on these machines cannot be collectable due to the social and economic conditions which prevailed after the storms. Currently, the country has economic and trade sanctions in place by the U.S. Government.

On or about the first week of December 2017, Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC notified management of serious issues throughout the Country of Nicaragua. Civil unrest started due to lack of simple social services, like electricity, running water and destroyed infrastructure from Hurricane Nate.  The ever growing political and civil unrest affected the country's economy, which had a direct effect on the gaming industry in Nicaragua. The dangerous situation throughout Nicaragua eliminated BRVO from operating its gaming interests, effectively. On December 30, 2017, management canceled the business contracts with both Centro de Entretenimiento y Diversion Mombacho S.A. and GameTouch, LLC. Subsequently, The US Government placed trade and financial sanctions on the Government of Nicaragua, which greatly affected BRVO's business practices in the country. As of January 2018, the Company ceased operations in Nicaragua.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2020 and 2019 Statements

The sales revenue from the Company's gaming machine sales for the three months ended September 30, 2020 and 2019 were $-0- and $-0-. Gaming machine sale of $-0- occurred due to no sales because of the political and economic instability in Nicaragua. Management ceased operations in Nicaragua due to these instabilities.

Cost of sales for the three months ended September 30, 2020 was $-0- and for the three months ended September 30, 2019 was $-0-. The Company had no sales during each of the three months ended September 30, 2020 and 2019.

Gross profit for the three months ended September 30, 2020 was $-0- and for the three months ended September 30, 2019 was $-0-.

Total Operating expenses for three months ended September 30, 2020 was $140,213 compared to $82,991 for the three months ended September 30, 2019. The increase was attributed to an increase in board of director fees.

Nine Months – September 30, 2020 and 2019 Statements

The sales revenue from the Company's gaming machine sales for the nine  months ended Septermber 30, 2020 and 2019 were $-0- and $-0-. Gaming machine sales of $-0- occurred due to no sales because of the political and economic instability in Nicaragua. Management ceased operations in Nicaragua due to these instabilities.

Cost of sales for the nine months ended September 30, 2020 was $-0- and for the nine months ended September 30, 2019 was $-0-. The Company had no sales during each of the six months ended September 30, 2020 and 2019.

Gross profit for the nine months ended September 30, 2020 was $-0- and for the nine months ended September 30, 2019 was $-0-.

Total Operating expenses for nine months ended Septermber 30, 2020 was $60,380,149 compared to $164,868 for the nine months ended September 30, 2019. The increase was attributed to an increase in board of director fees and consulting fee associated from the cost of the issuance of convertible Preferred 'A' shares.

Net Loss:

Net loss for the three month ended September 30 , 2020 and 2019 were $100,173 and $83,078 , respectively. Net loss for the nine month ended September 30, 2020 and 2019 were $60,331,489 and $166,530, respectively.

Liquidity and Capital Resources:

As of September 30, 2020, the Company's assets totaled $6,286, which consisted of cash of $6,286. Our total liabilities were $797,325. As of September 30, 2020, the Company had an accumulated deficit of $89,850,196 and a working capital deficit of $791,039.

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

New Accounting Pronouncements

Bravo Multinational, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries' operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $46,403, and for the nine months ended September 30, 2019 was $129,764, respectively. The decrease in the amount of cash used during the nine months ended September 30, 2020 was due to the decrease in professional fees by $62,651 and the decrease of General and Adminstrative expenses of $8,565 and when compared to the nine month ended September 30, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the nine months ended September 30, 2020 and 2019.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $46,403, and for the nine months ended September 30, 2019 was $136,170. The decrease amount was attributed to lower cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

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

Going Concern

We have incurred net losses since our inception.  We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2020.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended September 30, 2020. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended September 30, 2020 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 to have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended September 30, 2020 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

All of the above described investors who received shares of our common or preferred stock were provided with access to our filings with the SEC, including the following:

- The information contained in our annual report on Form 10-K under the Exchange Act.

- The information contained in any reports or documents required to be filed by Bravo Multinational under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.-/P>

-A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Promissory Note

On December 31, 2017, the Board of Directors unanimously agreed to allow Isabell Pilon to cancel and return to the Company's treasury 245,098 common shares. The board, in turn, recognized and approved the promissory note with a, face value of $125,000 (one hundred twenty five thousand dollars). The note pays interest at eight (8%) percent per annum. The term on the note is 24-months from date of issuance, and it matures on December 31, 2019. At anytime, the note may be converted into common shares at ten cents ($0.10) per share. On March 13, 2018, the Board of Directors unanimously agreed to allow Isabell Pilon to convert her promissor note for ten cents ($0.10) per common share. On November 18, 2018, the board unanimously amended the terms of the outstanding promissory notes by changing the conversion price from $0.10 (ten cents) per share to $0.20 (twenty cents) per share on the promissory note with accrued interest at 8% per annum owed as of November 19, 2018. On November19, 2018, Isabell Pilon gifted her note including interest to Marsadi Parliament. The note holder (Marsadi Parliament) enacted an "Order to Convert" which stop any further accrued interest. On February 7, 2020, the Company converted the promissory note through issuance 1,341,395 common shares.

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

On November 19, 2018, the Promissory Note held by Douglas Brooks enacted an "Order to Convert" on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. On February 7, 2020, the Company converted the promissory note through the issuance 1,426,350 common shares.

On November 19, 2018, the Promissory Note held by Richard Kaiser enacted an "Order to Convert" on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. The "Order to Convert" stopped any further accrued interest. On February 7, 2020, the Company converted the promissory note through the issuance 587,380 common shares.

On November 19, 2018, the Promissory Note held by Julios Kosta enacted an "Order to Convert" on the Promissory Note (plus accrued interest) originally dated October 3, 2016. As of November 19, 2018, the face value owed to the holder including all accrued interest is to be converted to common BRVO shares as at $0.20 (twenty cents) as stipulated by the Board of Directors. On December 31, 2018, Julios Kosta gifted $45,000 of this note payable to another party who converted the note to common BRVO shares as at $0.20 (twenty cents). The "Order to Convert" stopped any further accrued interest. On March 25, 2020, the Company converted the promissory note through the issuance 2,343,141 common shares.

S-8 Registration

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company's stockholders, by paying their retainers or fees in the form of shares of the Company's common stock. 6,000,000 shares of common stock are registered to this plan and the plan shall expire on March 15, 2028.  As of September 30, 2020, 4,516,667 shares had been issued from this plan.

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

Debt Forgiveness

On July 29, 2020, Julios Kosta sent a written notification to the Company's management that he forgave the Company on amounts owed to him and his company, Centro de Entertenimento y Diversion Mombacho, S.A. ("Mombacho") for total forgiveness in aggregate of $40,127.

Reincorporation from State of Delaware to the State of Wyoming

On August 3, 2020, both the Board of Directors of the Company and the the majority consent of the shareholders agreed in changing the Company's incorporation from the State of Delaware to the State of Wyoming. On September 29, 2020, the Company filed and mailed an "Information Statement" to all shareholders of the record date, September 25, 2020, notifying shareholders of this approval to change the Company's state of its incorporation domicile from the State of Delaware to the State of Wyoming through a Reincorporation Merger of Bravo Multinational, Inc. a Delaware Corporation (Bravo Delaware) into its wholly owned Wyoming subsidiary Bravo Multinational, Inc. (Bravo Wyoming). The change in domicile from Delaware to Wyoming should occur once the Company's Corporate Action request is approved by FINRA - Financial Industry Regulatory Authority, currently pending as of the date of this Form 10-Q filing (See Exhibit 4.2).

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

3.5*	Amended and Restated Bylaws of Bravo Multinational Incorporated dated February 13, 2017, filed as Exhibit 3.1 to the Registrant's DEF 14C.
3.6*	Amended and Restated Bylaws of Bravo Multinational Incorporated dated October 4, 2019, filed as Exhibit 3.10 on Form 10-Q Nov. 6, 2019.
3.7+	Articles of Incorporation Bravo Multinational Inc.( Wyoming) Original and Amended; Filed in Form DEFR 14C - September 29, 2020
3.8+	Bylaws of Bravo Multinational Inc. (Wyoming);Filed in Form DEFR 14C -September 29, 2020
4.1*	Certificate of Designation for Series 'A' Preferred Stock of Bravo Multinational with the Secretary of State of Delaware on October 4, 2019, filed as Exhibit 3.10 on Form 10-Q, Nov. 06, 2019.
4.2+	Agreement and Plan of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Filed in Form DEFR 14C - September 29, 2020

10.01*	Employment Contract- Ferguson- February 1, 2020 (filed as Exhibit 10.18 on Dec. 31. 2019 year-end report Form 10-K)
10.02*	Employment Contract-Kaiser-February 1, 2020 (filed as Exhibit 10.19 on Dec. 31. 2019 year-end report Form 10-K)
10.03*	Consulting Agreement -Donohue- February 4, 2020 (filed as Exhibit 10.20 on Dec. 31. 2019 year-end report Form 10-K)
10.04*	Subscription Agreement Preferred Series A- Ferguson-February 4, 2020 (filed as Exhibit 10.21 on Dec. 31. 2019 year-end report Form 10-K) .
10.05*	Subscription Agreement Preferred Series A- Kaiser-February 4, 2020 (filed as Exhibit 10.22 on Dec. 31. 2019 year-end report Form 10-K).
10.06*	Subscription Agreement Preferred Series A- Donohue-February 4, 2020 (filed as Exhibit 10.23 on Dec. 31. 2019 year-end report Form 10-K) .
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

BRAVO MULTINATIONAL INCORPORATED

Dated: October 21, 2020	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer