Form 10-K
period 2020-12-31
Bravo Multinational Inc.
filed 2021-03-02
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 000-53505

BRAVO MULTINATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)
Wyoming	85-4068651
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2020 General Booth Blvd, Unit 230 Virginia Beach, VA (principal executive offices)	23454 (Zip Code)
Registrant's telephone number, including area code: (757)-306-6090
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

The aggregate market value of the 10,962,523 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.14 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2020) was approximately $1,534,753. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  At March 02, 2021 the registrant had outstanding 47,641,011shares of common stock, par value $0.0001 per share.

-ii-

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, as well as those discussed in the section "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989.  On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars.  On September 1, 2004, our name was changed to Consolidated General Corp., and under that name the company attempted to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the "San Diego Soccers" soccer team.  On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, which is the purchase and leasing of gaming equipment.  The change of name was effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrant's name the trading symbol for the shares of the Registrant's common stock has been changed to "BRVO." Registrant's CUSIP identifier has been changed to 10568F109.

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

On January 16, 2017, The Board of Directors of the Company unanimously approved an amendment to the Company's Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-three hundred (1-for-300) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware. The amended Articles of Incorporation increased the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $0.0001 per share. The preferred shares are blank check preferred. Registrant's CUSIP identifier has been changed to 10568F208.

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its "blank check " preferred stock as Series ‘A’ Preferred Stock, which left 40,000,000 "blank check" authorized but unissued. The Preferred Series 'A' had a par value of $0.0001 per share, and entitled holders to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock. Currently, there are no Series ‘A’ Preferred shares outstanding.

On October 09, 2020, The Company moved it state of incorporation from the State of Delaware to the State of Wyoming. After the move to Wyoming, authorized capital of Bravo Multinational Incorporated consists of an unlimited number of shares of Common Stock, par value $0.0001 per share, an unlimited number of shares of Preferred Stock, $0.0001 par value per share and an unlimited number of shares of Series Preferred 'A' stock at a par value of $0.0001, which has the same characteristics as described above. The reincorporation did not affect total stockholder equity or total capitalization of the Company (See Exhibit 3.1).

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

We are currently engaged in the business of leasing and selling gaming equipment. We, however, ceased operations in Nicaragua in 2017 due to political and economic instabilities. We are planning to operate our business in the US and other more stable democracies in Latin America.

During October 2017 severe weather, hurricanes, rain and flooding occurred in Nicaragua where the company had its gaming machines operation. Lower tourism and local traffic due to these uncontrollable weather issues had an effect on the Company's machine revenues during the fourth quarter of 2017. The Company had purchased 300 gaming machines that were placed in casinos where they were producing a monthly revenue stream based on net wins of each machine. Consequently, revenue and account receivable due on these machines cannot be collectable due to the social and economic conditions which prevailed after the storms. Currently, the country has economic and trade sanctions in place by the U.S. Government.

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

Throughout 2018, the Company struggled to maintain its gaming operations. The politically unstable situation in Nicaragua, in addition to US financial and trade sanctions against the current Nicaraguan Government, caused Bravo Multinational, Inc. to reassess it gaming operations. As such, on November 18, 2018, management changed the direction of the Company by evaluating gaming operations as they might exist in the USA and Canadian markets and other more stable democracies within Latin America. .

Throughout 2019, management evaluated other possible casino gaming operations with the expectation of finding an economic viable operation. Also, in 2019, management did due diligence on other industry opportunities outside of the casino gaming industries. Management determined and evaluated these opportunities and made the determination that moving forward was not accretive to the Company, and was unlikely to create meaningful shareholder value.

Throughout 2019 and 2020, management evaluated other possible casino gaming operations with the expectation of finding an economically viable business model. Also, management is in the process of conducting due diligence and negotiations in connection with other opportunities outside of the casino gaming industry.

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

Item 1A. Risk Factors

Not applicable.

Item1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company office is located at 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser.

A description of our mining properties is included in "Item 1. Business" and is incorporated herein by reference. We have written-off the cost of the mining properties inasmuch as the value of any future revenue is unknown. We believe that we have good title to our mining properties, subject to liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in a business. We have no plans to revive our mining operations at this time, although, we continue to evaluate the benefits of doing so.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure(Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol "BRVO."

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2019 Quarter Ended (1):
March 31, 2019	$0.63	$0.63
June 30, 2019 September 30, 2019 December 31, 2019	$0.48125 $0.50475 $0.302	$0.48 $$0.50475 $0.2621

	High	Low
Fiscal 2020 Quarter Ended
March 31, 2020	$0.24	$0.20
June 30, 2020 September 30, 2020 December 31, 2020	$0.14 $0.08 $0.105	$0.14 $0.057 $0.081

As of December 31, 2020 we had 47,641,001 shares of our common stock outstanding. Our shares of common stock are held by approximately 122 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

Bravo Multinational, Inc. is authorized to issue an unlimited number of shares of "Blank Check" Preferred stock, with a par value of $0.0001 per share. There are no "Blank Check" preferred shares outstanding and there is no trading market for our "Blank Check" preferred stock. .

Additionally, the Company is authorized to issue Series 'A' Preferred stock. The Series 'A' Preferred stock has a par value of $0.0001 per share, and each share is entitled to receive one hundred (100) times the dividends per share of common stock, each shares has voting rights equal to 100 shares of common stock, and they have liquidation rights and conversion rights equal to 100 shares of common stock. There are no Series 'A' Preferred outstanding at this time, and there is no trading market for the Series 'A' Preferred stock.

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

Subsequently, on December 7, 2020, Bravo Multinational Incorporated, issued 30,000,000 shares of its common stock in exchange for the 2,500,000 shares of its Preferred Series 'A' shares then outstanding. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transferees of the common stock represented that they had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act. Following this transaction the Series 'A' Preferred shares were returned to authorized but unissued status.

Corporate Actions

On October 4, 2019 the Company amended its Articles of Incorporation with the State of Delaware to designate 10,000,000 shares of its 50,000,000 "Blank Check" preferred stock to Series 'A' Preferred Stock. The Preferred Series 'A' has a par value of $0.0001 per share, and entitles the holder to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock.

On September 25, 2020, the Company filed a Definitive Information Statement on a shareholder consent to reincorporate Bravo Multinational Incorporated from the State of Delaware to the State of Wyoming (See Exhibit 4.1)

Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director
John LaViolette	Director
Steven Gagnon	Director
Sasha Shapiro	Director

Employment Contracts

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Merle Ferguson as the Company's Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. 1,500,000 Preferred Series 'A' shares were issued to Mr. Ferguson as part of the compensation agreement (See Exhibit 10.10). On December 7, 2020, Bravo Multinational Incorporated, issued 20,000,000 shares of its common stock issued to Mr. Ferguson in exchange for the return of the 1,500,000 shares of its Preferred Series 'A' shares.

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. 500,000 Preferred Series 'A' shares were issued to Mr. Kaiser as part of the compensation agreement (See Exhibit 10.11). On December 7, 2020, Bravo Multinational Incorporated, issued 5,000,000 shares of its common stock to Mr. Kaiser in exchange for the return of the 500,000 shares of its Preferred Series 'A' shares.

Consulting Agreements

On February 2, 2020, The Company signed a consulting agreement with Ms. Susan Donohue. In consideration for entering into that contract, the Company issued a one-time payment of 500,000 Preferred Series 'A' shares to Ms. Donohue as payment-in-full for the agreement (See Exhibit 10.12). On December 7, 2020, the Series A Preferred shares issued to Ms. Donohue were returned to the Company in exchange for 5,000,000 shares of common stock.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Bravo Multinational or any affiliated purchasers during any month within the fiscal year covered by this report.

Corporate Events During 2019

On July 1, 2019, the Company signed a consulting agreement with an outside party for general consulting management services for three months ending on September 30, 2019.

On July 18, 2019, the Company signed a stock purchase agreement with an outside party in the amount of $30,000 for one hundred fifty thousand (150,000) shares of restricted common stock.

On July 19, 2019, the Board of Directors approved the issuance of 73,171 S-8 free traded shares of common stock to Mr. Paul Parliament for his consulting services rendered based on the closing price of the Company's stock on July 19, 2019); shares were issued on January 28, 2020

On October 4, 2019 the Company amended its Articles of Incorporation with the State of Delaware to designate 10,000,000 shares of its 50,000,000 authorized shares of "Blank Check" preferred stock to Preferred Stock Series A. The Series A has a par value of $0.0001 per share, and entitles the holder to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock (see Exhibit 3.1).

Corporate Events During 2020

On January 28, 2020, the Company issued 73,171 shares of the Company’s S-8 registered common stock in settlement of amounts owed on a consulting agreement that was entered into on November 28, 2018 (See Note 10 Financial Statements).

To repay Mr. Parliament for funds he advanced for the benefit of the Company on $28,580 he was issued 132,482 shares of the Company’s common stock (See Note 10 Financial Statements).

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or a combination of cash and shares. (See Note 10 Financial Statements)

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or a combination of cash and shares. (See Note 10 Financial Statements).

On February 4, 2020, the Board of Directors approved a 3-year non-employee consulting contract for Mr. Susan Donohue A one-time issuance of 500,000 Preferred Series 'A' shares were issued as payment for the 3-year agreement (See Note 7 Financial Statements).

On February 7, 2020, the Company converted Richard Kaiser's $117,476 promissory note, dated October 3, 2016 into 587,380 shares of Bravo common stock (See Note 10 Financial Statements).

On February 7, 2020, the Company converted Douglas Brook's $285,270 promissory note, dated October 3, 2016 into 1,426,350 shares of the common stock of Bravo (See Note 10 Financial Statements).

On February 7, 2020, the Company converted Paul Parliament's $468,473 promissory note, dated October 3, 2016 into 2,192.365 shares of Bravo common stock (See Note 10 Financial Statements).

On February 7, 2020, the Company converted Marsid Parliament's $ 268,279 promissory note, dated November 19, 2018 into 1,341,395 shares of Bravo common stock (See Note 10 Financial Statements).

On July 29, 2020, Julios Kosta sent a written notification to the Company's management that he forgave the Company's $40,127 obligation owed to him and his company, Centro de Entertenimento y Diversion Mombacho, S.A. ("Mombacho") (See Note 9 Financial Statements).

On September 25, 2020, The Company filed with the SEC a Definitive Information Statement for the purpose of a shareholder consent to move the Company's state of incorporation from the State of Delaware to the State of Wyoming.

On November 27, 2020 the Board of Directors of Bravo Multinational, Inc. voted to elect Mr. John LaViolette, Mr. Steven Gagnon and Mr. Sasha Shapiro as new members of the Company's board of directors.

On November 27, 2020 the Board of Directors of Bravo Multinational, Inc. formed a "Business Advisory" board whose objective was to assist the Company with the evaluation of business opportunities within the media, entertainment, and sports industries sectors.

On November 30, 2020, the Board of Directors appointed to the "Business Advisory" board the following four individuals: Mr. Mark Greenberg, Mr. Neil Davis, Mr.Stephen Scheffer and Mr. Edward Pergjini. All four individuals accepted their positions.

On December 7, 2020, Bravo Multinational Incorporated, issued 30,000,000 shares of its common stock in exchange for 2,500,000 shares of its Series 'A' Preferred shares. The outstanding Series A shares were returned to authorized but unissued status, and at this time there are no Series 'A' shares outstanding.

Gaming Machine Loans

On June 30, 2017 the Board of Directors agreed to provide financing to Rentcom. Inc, in the form of a promissory note for gaming equipment. The principal amount of the note was $76,000, and all principle plus $3,040 in interest was due in one lump payment by December 30, 2017. Rentcom, Inc. is an entity owned by Douglas Brooks, a former officer and director of the Company. For the years-ending December 31, 2020 and 2019, and as of the date of this filing, the Company had not received any payments on the note. The Company has made a provision in the amount of $76,000 in its financial statements for this bad debt (See Note 6 Financial Statements)

On June 30, 2017 the Board of Directors agreed to provide financing for 6-months (due December 30, 2017) for gaming equipment purchased by Investcom, Inc. The face value of the note is $152,000, and all principle and $6,080 in interest was due in one lump payment on December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament, a former officer and director of the Company. For the years-ending December 31, 2020 and 2019, and as of the date of this filing, the Company had not received any payments on the note. The Company has made a provision in the amount of $152,000 in its financial statements for this bad debt (See Note 6 Financial Statements).

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000, with interest at a rate of 8% per annum for gaming equipment purchases. The note and interest were due and payable on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament, a former officer and director of the Company. For the years-ending December 31, 2020 and 2019, and as of the date of this filing, the Company had not received any payments on this note. The Company has made a provision in its financial statements for the bad debt in the amount of $190,000 (See Note 6 Financial Statements).

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the financial statements which are attached to this report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Special Note Regarding Forward-Looking Statements."

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "BRVO" and "Bravo Multinational Incorporated," all refer to the "Company".

As mentioned above, over the years, and prior to our entry into the business of the leasing of gaming equipment described below, we had been engaged in the business of owning and leasing mining claims,  see "Item 1.  Business - Former Business."

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the Company's operations which could have a material adverse effect on the Company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations. It may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Going Concern

As of December 31, 2020, Bravo Multinational had an accumulated deficit of $89,992,536. Our independent certified public accountants have stated in their report on our audited financial statements for the calendar year-end that there is a substantial doubt about our ability to continue as a going concern. While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues will improve the Company's operating results. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. This issue is addressed in footnote 4 to the financial statements.

Year Ended December 31, 2020, compared to the Year Ended December 31, 2019

Revenues for the Company's year ended December 31, 2020 totaled $-0- and for year ended December 31, 2019 totaled $-0. No machines sales occurred throughout the years ended December 31, 2019 and 2020.

Cost of Goods Sold for the year ended December 31, 2020 totaled $-0- and for year ended December 31, 2019 totaled $-0. No gaming machines were purchased or sold during the years ended December 31, 2020 and 2019.

Gross margins for the years ended December 31, 2020 and 2019 were 0%, respectively.

Gross profit for the year ended December 31, 2020 and 2019 were $-0-, respectively. The was $-0- gross profit for the years ending December 31, 2020 and 2019, due to the fact that no gaming machines were bought or sold.

General and Administrative expenses for the year ended December 31, 2020 totaled $16,045 compared to $23,599 for year ending December 31, 2019. The decrease was primarily attributed to lower printing costs due to the fact that the Company became a fully reporting Company with the SEC during that period.

Professional Fees for the year ending December 31, 2020 totaled $70,930 compared to $124,452 for year ending December 31, 2019, the decrease was attributed to lower legal and accounting fees incurred as a fully reporting Company with the SEC.

Board of Director fees for the year ending December 31, 2020 totaled $48,435,417 compared to $-0- for year ending December 31, 2019, the increase was attributed to the imputed value of $48,000,000 from the issuance of 2,000,000 Series 'A' Preferred shares and accrued compensation of $435,417 for pay of two of the Company's Board of Directors per terms of their employment contracts.

Consulting fees for the year ending December 31, 2020 totaled $12,000,000 compared to $30,000 for the year ending December 31, 2020, the increase was attributed to the imputed value from the issuance of 500,000 Series 'A' Preferred shares per terms of the consulting agreement.

Net Loss

Net loss for the years ended December 31, 2020 and 2019 were $60,473,829 and $179,985, respectively. The increase in loss of $60,293,844 in 2020 was due to the implantation of accounting rules for the handling of equity based compensation

Liquidity and Capital Resources:

As of December 31, 2020, our assets, consisting primarily of cash, totaled $6,273. The Company's total liabilities at December 31, 2020 were $825,653, which consisted primarily of accounts payable, accrued expenses, customer deposits, amounts due to related parties, notes payable, and accrued board of director fees. As of this date the Company had an accumulated deficit of $89,992,536 and working capital of deficit of $819,380. This significant increase in our deficit over the same period in 2019, is not due to operational issues, but is instead attributable to the accounting treatment of equity compensation issued during the period.

As of December 31, 2019, our assets totaled $16,286, which consisted of cash and prepaid expenses. The Company's total liabilities were $2,103,747, which consisted of accounts payable, accrued expenses, customer deposits, amounts due to related parties, notes payable, accrued board of director fees, and stock payables to related parties. As of this date the Company had an accumulated deficit of $29,518,707 and a working capital of deficit of $2,087,461.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern (see footnote 4 to the financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meet our operating requirement.

Investing Activities

Net cash used in investing activities was $-0- for both calendar years ended December 31, 2020, and 2019.

Cash from Financing Activities

Net cash provided by financing activities was $76,498 for year ended December 31, 2020, and was $166,575 for year ended December 31, 2019.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition. The Company does not believe that there are any other new accounting pronouncements that have been issued at this time that might have a material impact on its financial position or results of operations.

Accounting Principals

Our consolidated financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718)to expand the scope of ASC 718,Compensation - Stock Compensation (Topic 718)("ASU 2018-07"), to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company is still evaluating this ASU and anticipates it will not have significant impact on our condensed consolidated financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1,et seq.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2020.

Management's Annual Report on Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Based on management's evaluation, they have identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020:

● The Company has inadequate segregation of duties within its cash disbursement control design.

● During the year ended December 31, 2020, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

● The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational of December 31, 2020:

Name	Age	Position	Director Since
Merle Ferguson	74	Chairman of the Board, Chief Executive Officer, President, and Director (Nov. 2018)	2018
Richard Kaiser	56	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016
John LaViolette	60	Director	2020
Steve Gagnon	56	Director	2020
Sasha Shapiro	61	Director	2020

The following sets forth biographical information regarding the Company's directors.

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson serves as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Las Angeles, California.  Element Global provides mining, media and energy services. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. The stock of Element Global is trades on the OTC Markets Pink, no information market. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires. Gold Rock Holdings, Inc. is traded on the over the counter market. The Board reviewed Mr. Ferguson's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Richard Kaiser is the Company's Director, Acting CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. It has revenues of approximately $200,000 and it has Three (3) employees. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. The Board reviewed Mr. Kaiser's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

John LaViolette is the Co-Founder and Co-CEO of Element International Inc, and Co-CEO and Director of Element Global, Inc. The stock of Element Global trades on the OTC Markets Pink, no information market. Mr. LaViolette was also a senior partner in the entertainment law firm of Bloom, Hergott, Diemer, Rosenthal, LaViolette, Feldman, Schenkman & Goodman LLP. He has deep relationships with all major Hollywood studios and networks and has represented a vast number of "A-list" actors, writers, and directors. The Board reviewed Mr. LaViolette's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Steven Gagnon is the Co-Founder and Co-CEO of Element International Inc., and is Director, Co-CEO and COO of Element Global, Inc. The stock of Element Global trades on the OTC Markets Pink, no information market. Mr. Gagnon has a 20-year history in media in the financing and production of film, television and music videos. Mr. Gagnon served as President of the sports group of Madison Sports and Entertainment Group, Inc., and worked as a supervisor in the offshore oil and construction industry for International Underwater Contractors. The Board reviewed Mr. Gagnon's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Sasha Shapiro is President and Director of Element Global, Inc. and Vice Chairman and President of Element Media Group. The stock of Element Global trades on the OTC Markets Pink, no information market. Mr. Shapiro is Managing Director of Media Content Capital, a private equity fund focused on investments in early/medium-stage media, internet, and entertainment companies. He has held senior management positions at Warner Bros Studios and Pacifica Ventures and has served as a producer on films including Fury, Sabotage, Fading Gigolo, Dirty Grandpa, Rock the Kasbah, Naked and Ophelia. He sits on the Board of Directors of Sonifi Solutions, QED International, Covert Media and VR MediaTech. The Board reviewed Mr. Shapiro's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

For the areas where we don't have committees, such responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is "independent" as defined under Rule 4200(a)(15) of the NASDAQ's listing standards described below. Our financial constraints have made it extremely difficult to attract and retain qualified independent board members. Since we do not have any of the subject committees, other than our Executive Committee, our entire board of directors participates in all of the considerations with respect to our audit, finance, compensation, and nomination deliberations.

Rule 4200(a)(15) of the NASDAQ's listing standards defines an "independent director" as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

● A director who is, or at any time during the past three years was, employed by the company

● A director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the Company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation. Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under NASDAQ Rule 4350(d).

● A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

● A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company's securities; or (ii) payments under non-discretionary charitable contribution matching programs;

● A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

● A director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of Bravo's outside auditor who worked on the Company's audit at any time during any of the past three years.

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

During the fiscal year ended December 31, 2020, the Executive Committee held no formal meetings.

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

Nominating Committee

Our size and the size of our board, at this time, do not require a separate nominating committee. This function is performed by the entire board of directors. When evaluating director nominees, our directors consider the following factors:

● The appropriate size of our board of directors;

● Our needs with respect to the particular talents and experience of our directors;

● The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

● Experience in political affairs;

● Experience with accounting rules and practices; and

● The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

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

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures, which are contained in our Corporate Governance Principles, and which require that:

● The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;

● The transaction to be approved by a majority of our disinterested directors; and

● The transaction to be fair and reasonable to us at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code provides as follows:

● Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

● Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

● Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

● Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

● Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

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

Business Advisory Board

On November 27, 2020 the Board of Directors of Bravo Multinational, Inc. formed a "Business Advisory" board with an objective to assist the Company with the evaluation of business opportunities within the media, entertainment, and sports industries sectors.

Effective November 30, 2020, the Board of Directors appointed to the "Business Advisory board four individuals, Mr. Mark Greenberg, Mr. Neil Davis, Mr. Stephen Scheffer and Mr. Edward Pergjini; all four individuals accepted their positions.

Mark Greenberg is CEO of Element Media Group Inc, a wholly-owned subsidiary of Element Global, Inc. He served as the Founder and Chief Executive Officer of EPIX from 2009 to 2017 and was previously Executive Vice President for Showtime Networks, Inc., and  Director of Direct Marketing at HBO (Home Box Office).

Neil Davis is the Chief Business Development Officer in Element Media Group, a wholly-owned subsidiary of Element Global, Inc. Mr. Davis is a seasoned digital executive who has created well over $2 billion of revenue for various companies including, AOL, Blockbuster, Dish Network and Qello Media, where he served as Chief Business Officer. He was previously CEO at Monetize, where he consulted for the media and entertainment industries. Prior to that, he was Head of Corporate and Digital Development at Blockbuster-Dish Digital.

Mr. Scheffer has served almost 30 years at HBO (Home Box Office) as President of Film Programming, Video and Enterprises. Mr. Scheffer was responsible for overseeing all motion picture programming for HBO. As President of HBO Pictures, he was responsible for the financing and production of HBO's Silver Screen Partners and Cinema Plus theatrical movie ventures. Prior to HBO, Mr. Scheffer held executive positions at Time Life Films, Allied Artists, Polydor Records, MGM and Columbia Pictures.

Edward Pergjini is the President of Element Sports Group Inc, a wholly-owned subsidiary of Element Global, Inc. Mr. Pergjini has over 30-years of experience working with multinational companies across disciplines including, commercial strategy, team management, the construction and development of international brands, and the management of broad real estate heritages. He also has a strong understanding of cross-cultural marketing, along with deep expertise in the economic and financial workings of professional European soccer clubs. Mr. Pergjini resides in France, and received his MBA from Fairleigh Dickinson University.

Board of Directors Meetings

During the year ended December 31, 2020, our board of directors held six (6) formal meetings and two (2) meetings by written consent. All of Bravo's directors attended 100% of our meetings in 2020.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Bravo Multinational Incorporated, 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, Attention: Corporate Secretary, telephone 757-306-6090, or email at info@bravomultinational.com.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Bravo Multinational Incorporated has two executive officers. Beginning in March 2015, the compensation program for our executives consists of three key elements:

● A base salary;

● Additional compensation; and,

● Periodic grants and/or options of our common stock.

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

Stock Incentive. Stock grants and options are awarded to executive officers based on their positions and individual performance. Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The board of directors or compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. Stock grants and options for our executive officers will be recommended and approved by our board of directors. See "Market Price of and Dividends on our Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans."

Bravo Multinational Incorporated Summary Compensation Table

The following table sets forth compensation for our two named executive officers for the two completed fiscal years ended December 31, 2019 and December 31, 2020:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)(4)
Merle Ferguson President, CEO and Director	2019 2020	$-0- $-0-	$-0- $36,000,000 (3)	$-0- $36,000,000
Richard Kaiser CFO,Secretary and Director	2019 2020	$-0- $-0-	$-0- $12,000,000 (4)	$-0- $12,000,000

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) In 2020, employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $275,000 as of the year-ended December 31, 2020. Mr. Kaiser is owed $160,417 under the current employment agreement and he is owed $76,000 under his prior employment agreement, totaling $236,417 owed by the Company as of the year-ended December 31, 2020. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of cash payments.

(3) On February 4, 2020, 1,500,000 Series 'A' Preferred shares were issued to Mr. Ferguson as a signing bonus to enter into his employment agreement with the Company. The imputed value of $36,000,000 of the Series 'A' Preferred shares issued was based on share-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 - Compensation - Stock Compensation, as set forth in Note 10 to our consolidated financial statements in Item 8. Series 'A' Preferred stock, none of which is outstanding at this time. The Series A Preferred Stock has the following characteristics: (1) each share can be converted into 100 shares of common stock; (2) each share has dividend rights equal to 100 times common, and (3) each share has voting rights equal to 100 shares of common stock. On December 7, 2020, Mr. Ferguson returned these 1,500,000 shares of Series 'A' Preferred to be retired. In exchange, the Company issued to Mr. Ferguson 20,000,000 common shares. The Series 'A' Preferred shares of stock do not trade on a stock exchange and therefore are illiquid. Furthermore, the common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

(4) On February 4, 2020, 500,000 Series 'A' Preferred shares were issued to Mr. Kaiser as a signing bonus to enter into his employment agreement with the Company. The imputed value of $12,000,000 of the Series 'A' Preferred shares issued was based on share-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 - Compensation - Stock Compensation, as set forth in Note 10 to our consolidated financial statements in Item 8. Series 'A' Preferred stock, none of which is outstanding at this time. Mr. Kaiser returned these 500,000 shares of Series 'A' Preferred shares to the Company. In exchange, the Company issued 5,000,000 common shares to Mr. Kaiser. The Series 'A' Preferred shares do not trade on a stock exchange and therefore are illiquid. Furthermore, the common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2020, Bravo Multinational Incorporated had employment agreements with Mr. Merle Ferguson, Chairman of the Board, Chief Executive Officer, and President and with Mr. Richard Kaiser, acting Chief Financial Officer, Secretary, and Corporate Governance Officer.

Merle Ferguson's Employment Agreement: On February 1, 2020, Mr. Ferguson entered into five-year (5) employment contract as the Company's Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. A 1,500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Exhibit 10.10). On December 07, 2020, the Company issued 20,000,000 common shares in exchange for the 1,500,000 Series Preferred 'A' shares. The Series A Preferred shares were then returned to authorized but unissued status..

Richard Kaiser's Employment Agreement: On February 1, 2020, Mr. Kaiser entered into a new five-year (5) contract as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. 500,000 Preferred Series 'A' shares were issued to Mr. Kaiser as a signing bonus for entering into the employment agreement (See Exhibit 10.11). On December 07, 2020, the Company issued to Mr. Kaiser 5,000,000 common shares in exchange for the 500,000 Series Preferred 'A' shares. The Series ‘A’ Preferred shares were then returned to authorized but unissued status.

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

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2020.  The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Merle Ferguson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John LaViolette	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Steven Gagnon	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sasha Shapiro	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this filing, February 22, 2021 by:

● Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

● Each director; and,

● All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent (11)
Merle Ferguson(2)(3)(4)	20,000,000	41.98%
Richard Kaiser (2)(3)(5)	6,664,801	13.99%
John LaViolette	-0-	0%
Steven Gagnon	-0-	0%
Sasha Shapiro	-0-	0%
All Directors and Officers as a group ( 5 people)	26,664,801	55.97%
Paul Parliament (6)	5,013,687	10.52%
Susan Donohue(7)	5,000,000	10.50%

________

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which they beneficially own.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of February 22, 2021 there were outstanding 47,641,0111 shares of our common stock outstanding. Therefore, the "controlling stockholders", as a group, have voting control over all matters which may be acted upon by our stockholders. There are no voting agreements among the "controlling stockholders."

(3) Mr. Ferguson now effectively controls 41.98%, Mr. Kaiser controls 13.99% and together they control 55.97% of the voting shares outstanding.

(4) Mr. Ferguson is our chairman of the board of the directors, chief executive officer, president and a director; all 20,000,000 shares are Rule 144 - Restricted shares; over 10% shareowner

(5)Mr. Kaiser, our acting chief financial officer, secretary, corporate governance officer, and director, has 5,490,041 Rule 144 - Restricted shares and 587,380 freely trades shares for a total of 6,664,801 common shares. This makes him a greater than 10% shareowner.

(6) Mr. Parliament is a former office and director who owns 5,013,687 shares. This makes him a greater than 10% shareowner.

(7) Ms. Susan Donohue was issued 5,000,000 Rule 144 - Restricted shares in exchange for 500,000 Preferred Series 'A shares which were issued 'per terms of a non-employee consulting agreement. This makes her a greater than 10% shareowner.

Item 13.Certain Relationships and Related Transactions and Director Independence.

The Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser at his office, Yes International, LLC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2020 and 2019 were $30,000 and $30,000, respectively, with a total for both years of $60,000.

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2020 and 2019 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2020 and 2019, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation Bravo Multinational Inc.( Wyoming) Original and Amended; Filed in Form DEFR 14C - September 29, 2020
3.2*	Bylaws of Bravo Multinational Inc. (Wyoming);Filed in Form DEFR 14C -September 29, 2020
4.1*	Agreement and Plan of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Filed in Form DEFR 14C - September 29, 2020
4.2+	Articles of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020
4.3+	Certificate of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020

10.1*	Charter of the Audit Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.1 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.2*	Charter of the Compensation Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.2 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
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

10.7*	Order to Convert (corrected)-Douglas Brooks- December 4, 2019; Filed as Exhibit 10.42 of Form 10-K September 03, 2019.

10.8*	Private Placement Agreement - M. Corrigan July 16, 2019 (filed as exhibit 10.13 on September 30, 2017 Qtr. Report).
10.9*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019 (filed as exhibit 10.14 on September 30, 2017 Qtr. Report).
10.10*	Employment Contract- Ferguson- February 1, 2020 .
10.11*	Employment Contract-Kaiser-February 1, 2020.
10.12*	Consulting Agreement -Donohue- February 4, 2020 .
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

BRAVO MULTINATIONAL INCORPORATED

Date: March 02, 2021

By/s/ Merle Ferguson

Merle Ferguson, President, Chief Executive Officer, and Chairman

By/s/ Richard Kaiser

Richard Kaiser, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	March 02, 2021

/s/ Richard Kaiser Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	March 02, 2021

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bravo Multinational Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated (the ";Company";) as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the ";financial statements";). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (";PCAOB";) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's minimal activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

March 2, 2021

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019

ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,273	$ 6,286
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-
Prepaid Expenses	-	10,000

Total Current Assets	6,273	16,286

Total Assets	$ 6,273	$ 16,286

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 100,232	$ 99,408
Customer Deposits	35,800	35,800
Inventory Loan Payable - Related Party	-	4,500
Due to Related Parties	92,714	80,423
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	587,417	266,000
Stock Payable - Related Parties	-	1,608,126

Total Liabilities	825,653	2,103,747

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
47,641,010 and 8,929,057 Issued and Outstanding, Respectively	4,763	892
Additional Paid-In-Capital	89,168,393	27,430,354
Accumulated Deficit	(89,992,536)	(29,518,707)

Total Stockholders' Deficit	(819,380)	(2,087,461)

Total Liabilities and Stockholders' Deficit	$ 6,273	$ 16,286

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2020	2019

Expenses
Depreciation	$ -	$ 184
General and Administrative	16,045	23,599
Consulting - Related Party	12,000,000	30,000
Professional Fees	70,939	124,452
Board of Directors Fees	48,435,417	-

Total Expenses	60,522,401	178,235

Loss from Operations	60,522,401	178,235

Other (Income) and Expense
Interest Expense	350	1,750
Gain on Stock Payable Conversion	(8,795)	-
Gain on Loan Payable Forgiveness	(40,127)	-

Total Other (Income) and Expense	(48,572)	1,750

Loss Before Income Taxes	60,473,829	179,985

Income Taxes	-	-

Net Loss	$ 60,473,829	$ 179,985

Weighted Average Number of Common Shares - Basic and Diluted	17,982,076	8,847,276

Net Loss Per Common Shares -Basic and Diluted	$ (3.36)	$ (0.02)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFECIT FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Preferred Stock - Preferred A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2019	8,779,057	$ 877	-	$ -	$ 27,263,993	$ (29,338,722)	$ (2,073,852)

Cash Proceeds from Sale of Stock	150,000	15	-	-	29,985	-	30,000

Capital Contributions - Directors	-	-	-	-	136,376	-	136,376

Net Loss	-	-	-	-	-	(179,985)	(179,985)

Balance - December 31, 2019	8,929,057	892	-	-	27,430,354	(29,518,707)	(2,087,461)

Preferred Shares Issued for Services	-	-	2,500,000	250	59,999,750	-	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	-	-	34,549	-	34,562

Common Stock Issued to Pay Accrued Compensation	615,219	62	-	-	113,938	-	114,000

Retirement of Preferred Shares in Exchange for Common Shares	30,000,000	3,000	(2,500,000)	(250)	(2,750)	-	-

Common Stock Issued to Pay Stock Payable	7,963,802	796	-	-	1,592,552	-	1,593,348

Net Loss	-	-	-	-	-	(60,473,829)	(60,473,829)

Balance - December 31, 2020	47,641,010	$ 4,763	-	$ -	$ 89,168,393	$ (89,992,536)	$ (819,380)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2020	2019

Cash Flows from Operating Activities

Net Loss	$ (60,473,829)	$ (179,985)

Non-Cash Adjustments:
Depreciation	-	184
Preferred Stock Issued for Current Year Board of Directors Fees	48,000,000	-
Preferred Stock Issued for Current Year Consulting Fees	12,000,000	-
Gain on Stock Payable Conversion	(8,795)	-
Gain on Loan Payable Forgiveness	(40,127)	-
Changes in Assets and Liabilities:
Prepaid Expenses	10,000	-
Accounts Payable and Accrued Expenses	823	(10,538)
Stock Payable - Related Parties	-	30,000
Accrued Board of Directors Fees	435,417	-

Net Cash Flows Used In Operating Activities	(76,511)	(160,339)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	-	30,000
Due to Related Parties, Net	76,498	199
Capital Contributions - Directors	-	136,376

Net Cash Flows Provided by Financing Activities	76,498	166,575

Net Change in Cash and Cash Equivalents	(13)	6,236

Cash and Cash Equivalents - Beginning of Year	6,286	50

Cash and Cash Equivalents - End of Year	$ 6,273	$ 6,286

Cash Paid During the Year for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$ 1,593,348	$ -
Common Stock Exchanged for Due to Related Party	$ 34,562	$ -
Preferred Stock Issued for Services	$ 60,000,000	$ -
Common Stock Issued to Pay Accrued Compensation	$ 114,000	$ -

The accompanying notes are an integral part of these financial statements

NOTE 1 - Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company's name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the Company's name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company's name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company's common stock should be changed to “BRVO,” and the company's CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company's name on April 6, 2016.  As a result of the change of name of the company, the company's trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.  On August 3, 2020, the Board of Directors agreed in changing the Company's incorporation from Delaware to Wyoming.  On September 25, 2020 the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) in order to achieve the change in state incorporation

The Company filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

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

NOTE 2 - Summary of Significant Accounting Policies

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

NOTE 2 - Summary of Significant Accounting Policies - continued

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

● Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

NOTE 2 - Summary of Significant Accounting Policies - continued

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

There was no revenue during the years ended December 31, 2020 and 2019 since conditions in Nicaragua have not changed.

NOTE 3 - Recently Issued Accounting Pronouncements

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

NOTE 4 - Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit at December 31, 2020.

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

NOTE 5 - Accounts Receivable

Accounts receivable consisted of the following at December 31, 2020 and 2019:

December 31,	2020	2019

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ --	$ --

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

NOTE 6 - Notes Receivable - Related Parties

Notes receivable related parties consisted of the following at December 31, 2020 and 2019:

December 31	2020	2019

Investcom - See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom - See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable - Related Parties	$ --	$ --

Since no collections have been received on the above notes through the date of this report, the Company has allowed for these notes receivable in full at December 31, 2020 and 2019.

NOTE 7 - Related Party Transactions

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

Due to Related Parties consist of payments of Company expenses by the Company's two (2) current directors, one (1) former director.  Amounts due were $92,714 and $80,423 at December 31, 2020 and 2019, respectively. Due to related party, Julios Kosta of $35,627 which was included in the balance at December 31, 2019 was forgiven by Mr. Kosta on July 29, 2020 and is included in gain on loan forgiveness during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company entered into a three year consulting contract. The contract was paid in full with the issuance of 500,000 preferred shares. The shares were valued at $12,000,000 based on the market price of the Company's common stock of $0.24 on the measurement date, given that such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the years ended December 31, 2020 and 2019 the Company paid press release wire services in the amount of $-0-.   The Company also currently operates out of the Yes International Inc., offices at no cost.

Stock payable - related parties consisted of the following at December 31, 2020 and 2019:

December 31	2020	2019

Doug Brooks	$ --	$ 285,270
Rich Kaiser	--	117,476
Julios Kosta	--	468,628
Marsadi Parliament	--	268,279
Paul Parliament	--	468,473

Total Stock Payable - Related Parties	$ --	$ 1,608,126

NOTE 8 - Notes Payable

Notes Payable consists of the following unsecured notes:

December 31,	2020	2019

Al Yee - 7% Interest, Matures January 2017	$ 5,000	$ 5,000
Michael Walkil - Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$ 9,490	$ 9,490

Interest expense on Mr. Yee's loan for the years ended December 31, 2020 and 2019 was $350 and $1,750, respectively. Interest expense from January 2015 (note inception) through September 30, 2019 in the amount of $1,575 was recorded in September 2019.

NOTE 9 - Inventory Loan Payable - Related Party

Inventory loan payable is a non-interest bearing loan due to Centro de Entretenimiento y Diversion Mombacho S.A., a related party.  Payment of $2,250 per gaming equipment sold is due immediately once the sale of gaming equipment is complete.  On July 29, 2020, Centro de Entretenimiento y Diversion Mombacho S.A forgave the $4,500 loan payable.  This is included in gain on loan forgiveness for the year ended December 31, 2020.  Amount due at December 31, 2020 and 2019 was $-0- and $4,500, respectively.

NOTE 10 - Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.10,000,000 of these blank check preferred shares have been separately allocated to Series 'A' Preferred leaving 40,000,000 blank check preferred authorized. Series 'A' Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2020 and 2019 there were -0- shares issued and outstanding.

On February 4, 2020, the Company issued 2.5 million shares of Series 'A' preferred stock as compensation for their two board members and payment of a consulting contract. The preferred shares were valued at $60 million based on the market price of the Company's common stock of $0.24 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock. On December 7, 2020, the two board of directors and the consultant returned these 2,500,000 shares to be retired. In exchange the Company issued 30,000,000 common shares.

NOTE 10 - Capital Stock - continued

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

During the year ended December 31, 2020 the Company issued 132,932 shares of common stock to pay $28,580 due to a related party.  The shares value was based on the market price of the Company's common stock of $0.26 on the measurement date which caused $5,982 loss on conversion.

During the year ended December 31, 2020 the Company issued 615,219 shares of common stock to pay $114,000 accrued compensation.  The shares value was based on the market price of the Company's common stock of $0.1853 on the measurement date.

During the year ended December 31, 2020 the Company issued 7,963,802 shares of common stock to pay $1,608,126 of stock payable.  The shares value was based on the varying market prices from $0.08 to $0.26 since the stock was issued on multiple dates. These conversions caused a net $14,778 gain on conversion.

NOTE 10 - Capital Stock - continued

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company's stockholders, by paying their retainers or fees in the form of shares of the Company's common stock. The Plan shall expire on March 15, 2028. As of December 31, 2020, no shares had been issued from this plan.

NOTE 11 - Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the years ended December 31, 2020 and 2019 was $-0-.

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

F--12--