Form 10-Q
period 2021-03-31
Bravo Multinational Inc.
filed 2021-04-26
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par Value $0.0001	BRVO	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At April 23, 2021 the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-ii-

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
MARCH 31, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at March 31, 2021- Unaudited and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020 - Unaudited	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 - Unaudited	5
Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2021 and 2020– Unaudited	6
Notes to the Condensed Consolidated Unaudited Financial Statements	7-12

Index

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$6,153	$6,273
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	120	—

Total Current Assets	6,273	6,273

Total Assets	$6,273	$6,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$105,727	$100,232
Customer Deposits	35,800	35,800
Due to Related Parties	114,150	92,714
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	706,167	587,417

Total Liabilities	971,334	825,653

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,393	89,168,393
Accumulated Deficit	(90,138,217)	(89,992,536)

Total Stockholders' Deficit	(965,061)	(819,380)

Total Liabilities and Stockholders' Deficit	$6,273	$6,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended March 31,
	2021	2020

Expenses
General and Administrative	$2,611	$3,779
Consulting - Related Party	—	12,000,000
Professional Fees	24,233	26,459
Board of Directors Fees	118,750	48,079,167

Total Expenses	145,594	60,109,405

Loss from Operations	145,594	60,109,405

Other (Income) and Expense
Interest Expense	87	87
Gain on Stock Payable Conversion	—	(8,795)

Total Other (Income) and Expense	87	(8,708)

Loss Before Income Taxes	145,681	60,100,697

Income Taxes	—	—

Net Loss for the Period	$145,681	$60,100,697

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	12,520,419

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(4.80)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$(145,681)	$(60,100,697)

Non-Cash Adjustments:
Preferred Stock Issued for Board of Directors Fees	—	48,000,000
Preferred Stock Issued for Consulting Fees	—	12,000,000
Gain on Stock Payable Conversion	—	(8,795)
Changes in Assets and Liabilities:
Prepaid Expenses	(120)	10,000
Accounts Payable and Accrued Expenses	5,495	2,580
Accrued Board of Directors Fees	118,750	79,167

Net Cash Flows Used In Operating Activities	(21,556)	(17,745)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Due to Related Parties, Net	21,436	17,745

Net Cash Flows Provided by Financing Activities	21,436	17,745

Net Change in Cash and Cash Equivalents	(120)	—

Cash and Cash Equivalents - Beginning of Period	6,273	6,286

Cash and Cash Equivalents - End of Period	$6,153	$6,286

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$—	$1,593,348
Common Stock Exchanged for Due to Related Party	$—	$34,562
Preferred Stock Issued for Services	$—	$60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 - UNAUDITED

For the Three Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended March 31, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$893	—	$—	$27,430,354	$(29,518,707)	$(2,087,460)

Preferred Shares Issued for Services	—	—	2,500,000	250	59,999,750	—	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	—	—	34,549	—	34,562

Common Stock Issued to Pay Stock Payable	7,963,802	796	—	—	1,592,552	—	1,593,348

Net Loss for the Period	—	—	—	—	—	(60,100,697)	(60,100,697)

Balance - March 31, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,619,404)	$(560,247)

For the Three Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended March 31, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,641,010	$4,763	—	$—	$89,168,393	$(89,992,536)	$(819,380)

Net Loss for the Period	—	—	—	—	—	(145,681)	(145,681)

Balance - March 31, 2021	47,641,010	$4,763	—	$—	$89,168,393	$(90,138,217)	$(965,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company's incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"), filed with the Securities and Exchange Commission (the "SEC"). It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

Index

NOTE 2 – Summary of Significant Accounting Policies - continued

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

Method of Accounting

The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Index

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

There was no revenue during the three months ended March 31, 2021 and 2020 because conditions in Nicaragua have not changed and discontinued operations in Nicaragua.

Index

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

NOTE 4 – Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit at March 31, 2021.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$—	$—

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

Index

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$—	$—

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director. Amounts due were $114,150 and $92,714 at March 31, 2021 and December 31, 2020, respectively.

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

The Company utilizes the services of Yes International, Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For each of the three months ended March 31, 2021 and 2020 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	March 31, 2021	December 31, 2020

Al Yee – 7% Interest, Matures January 2017	$5,000	$5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$9,490	$9,490

Interest expense on Mr. Yee's loan for each of the three months ended March 31, 2021 and 2020 was $87.

Index

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

On February 4, 2020, the Company issued 2.5 million shares of Series A preferred stock as compensation for their two board members and payment of a consulting contract. The preferred shares were valued at $60 million based on the market price of the Company's common stock of $0.24 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock. On December 7, 2020, the two board of directors and the consultant returned these 2,500,000 shares to be retired. In exchange the Company issued 30,000,000 common shares.

On October 09, 2020, The Company moved it state of incorporation from the State of Delaware to the State of Wyoming. After the move to Wyoming, authorized capital of Bravo Multinational Incorporated consists of an unlimited number of shares of Common Stock, par value $0.0001 per share, an unlimited number of shares of Preferred Stock, $0.0001 par value per share and an unlimited number of shares of Series Preferred 'A' stock at a par value of $0.0001, which has the same characteristics as described above. The reincorporation did not affect total stockholder equity or total capitalization of the Company. At March 31, 2021 and December 31, 2020 there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

During the three months ended March 31, 2020 the Company issued 132,932 shares of common stock to pay $28,580 due to a related party. The shares value was based on the market price of the Company's common stock of $0.26 on the measurement date which caused $5,982 loss on conversion.

During the three months ended March 31, 2020 the Company issued 7,963,802 shares of common stock to pay $1,608,126 of stock payable. The shares value was based on the varying market prices from $0.08 to $0.26 since the stock was issued on multiple dates. These conversions caused a net $14,778 gain on conversion.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of March 31, 2021, no shares had been issued from this plan.

NOTE 10 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the three months ended March 31, 2021 and 2020 was $-0-.

NOTE 11 - Subsequent Events

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

Index

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

our future strategic plans

•

our future operating results;

•

our business prospects;

•

our contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

our possible future financing

•

the adequacy of our cash resources and working capital;. and

•

the Covid-19 pandemic

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

Covid-19

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

Index

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

On August 3, 2020, both the Board of Directors of the Company and the consent of the majority of the shareholders agreed in changing the Company's incorporation from the State of Delaware to the State of Wyoming. On September 29 2020, the Company filed and mailed an "Information Statement" to all shareholders of the record date, September 25, 2020, notifying shareholders of this approval to change the Company's state of its incorporation domicile from the State of Delaware to the State of Wyoming through a Reincorporation Merger of Bravo Multinational, Inc. a Delaware Corporation (Bravo Delaware) into its wholly owned Wyoming subsidiary Bravo Multinational, Inc. (Bravo Wyoming).

On October 09, 2020, The Company moved it state of incorporation from the State of Delaware to the State of Wyoming. After the move to Wyoming, authorized capital of Bravo Multinational Incorporated consists of an unlimited number of shares of Common Stock, par value $0.0001 per share, an unlimited number of shares of Preferred Stock, $0.0001 par value per share and an unlimited number of shares of Series Preferred 'A' stock at a par value of $0.0001, which has the same characteristics as described above. The reincorporation did not affect total stockholder equity or total capitalization of the Company.

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

Index

Management continues to look at other opportunities outside of the casino gaming industries as those opportunities present themselves. Management is in the process of conducting due diligence and negotiations in connection with other opportunities outside of the casino gaming industry. If a viable opportunity becomes available, management will determine if such an opportunity is accretive to the Company which could create shareholder value.

Former Business

We currently own 76.63 acres within seven patented claims with a 29.167% ownership interest. We allowed all of our BLM (Bureau of Land Management) unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims were fully impaired due to lack of economic viability of such properties.

For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC. However it should be noted that we were not at any time a mining operator. As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations no longer have any relevance to our business, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information our mining properties if a business operation occurs on such claims.

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

Current Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director
John LaViolette	Director
Steve Gagnon	Director
Sasha Shapiro	Director

Index

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2021 and 2020 Statements

Revenues for Company for the three months ended March 31, 2020 and 2021 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the three months ended March 31, 2021 was $-0- and for the three months ended March 31, 2020 was $-0-. The Company had no sales during each of the three months ended March 31, 2020 and 2021.

Gross profit for the three months ended March 31, 2021 was $-0- and for the three months ended March 31, 2021 was $-0-.

Total Operating expenses for three months ended March 31, 2021 was $145,594 compared to $60,109,405 for the three months ended March 31, 2020. The decrease during the three months ending March 31, 2021 was attributed to a decrease in Board of Director fees, Professional fees and Consulting fees compared to the three months ending March 31, 2020 when preferred shares were issued and recognized for the implantation of accounting rules for the handling of equity based compensation.

Net Loss:

Net loss for the three months ended March 31, 2021 and 2020 were $145,681 and $60,100,697, respectively. The decrease during the three months ending March 31, 2021 was greatly attributed in reductions in consulting and Board of Director fees compared to the three months ending March 31, 2020's loss of $60,100,697 which was mostly contributed to the implantation of accounting rules for the handling of equity based compensation on such fees.

Liquidity and Capital Resources:

As of March 31, 2021, the Company's assets totaled $6,273, which consisted of cash of $6,153 and prepaid expenses of $120. Our total liabilities were $971,334. As of September 30, 2021, the Company had an accumulated deficit of $90,138,217 and a working capital deficit of $965,061.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $21,556 and for the three months ended March 31, 2020 was $17,745, respectively. The increase in the amount of cash used during the three months ended March 31, 2021 was due to the increases in account payables and accrued expenses, and increases in accrued Board of Director fees when compared to the three months ended March 31, 2020.

Index

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2020 and 2021.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $21,436, and for the three months ended March 31, 2020 was $17,745. The increase amount was attributed to higher cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2021.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended March 31, 2021. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Index

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended March 31, 2021 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2021 in any material legal proceedings to which we are a party or of which any of our property is subject.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Index

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation Bravo Multinational Inc.( Wyoming) Original and Amended; Filed in Form DEFR 14C - September 29, 2020
3.2*	Bylaws of Bravo Multinational Inc. (Wyoming);Filed in Form DEFR 14C - September 29, 2020
4.1*	Agreement and Plan of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Filed in Form DEFR 14C - September 29, 2020
4.2*	Articles of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020 - Filed on Form 10-K on March 02, 2021
4.3*	Certificate of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020 - Filed Form 10-K on March 02, 2021
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

BRAVO MULTINATIONAL INCORPORATED

Dated: April 26, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer

By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer