Form 10-Q
period 2021-06-30
Bravo Multinational Inc.
filed 2021-08-02
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 30, 2021 the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Unaudited Financial Statements	2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
JUNE 30, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at June 30, 2021- Unaudited and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 - Unaudited	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 - Unaudited	5
Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2021 and 2020– Unaudited	6
Notes to the Condensed Consolidated Unaudited Financial Statements	7-10

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$153	$6,273
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-
Prepaid Expenses	100	-

Total Current Assets	253	6,273

Total Assets	$253	$6,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$100,102	$100,232
Customer Deposits	35,800	35,800
Due to Related Parties	122,647	92,714
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	824,917	587,417

Total Liabilities	1,092,956	825,653

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,393	89,168,393
Accumulated Deficit	(90,265,859)	(89,992,536)

Total Stockholders' Deficit	(1,092,703)	(819,380)

Total Liabilities and Stockholders' Deficit	$253	$6,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Expenses
General and Administrative	$2,201	$2,136	$4,811	$5,914
Consulting - Related Party	-	-	-	12,000,000
Professional Fees	6,604	9,646	30,837	36,105
Board of Directors Fees	118,750	118,750	237,500	48,197,917

Total Expenses	127,555	130,532	273,148	60,239,936

Loss from Operations	127,555	130,532	273,148	60,239,936

Other (Income) and Expense
Interest Expense	87	87	175	175
Gain on Stock Payable Conversion	-	-	-	(8,795)

Total Other (Income) and Expense	87	87	175	(8,620)

Loss Before Income Taxes	127,642	130,619	273,323	60,231,316

Income Taxes	-	-	-	-

Net Loss for the Period	$127,642	$130,619	$273,323	$60,231,316

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	17,025,791	47,641,010	14,773,105

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(4.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$(273,323)	$(60,231,316)

Non-Cash Adjustments:
Preferred Stock Issued for Board of Directors Fees	-	48,000,000
Preferred Stock Issued for Consulting Fees	-	12,000,000
Gain on Stock Payable Conversion	-	(8,795)
Changes in Assets and Liabilities:
Prepaid Expenses	(100)	10,000
Accounts Payable and Accrued Expenses	(130)	(131)
Accrued Board of Directors Fees	237,500	197,917

Net Cash Flows Used In Operating Activities	(36,053)	(32,325)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	29,933	32,325

Net Cash Flows Provided by Financing Activities	29,933	32,325

Net Change in Cash and Cash Equivalents	(6,120)	-

Cash and Cash Equivalents - Beginning of Period	6,273	6,286

Cash and Cash Equivalents - End of Period	$153	$6,286

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$-	$1,593,348
Common Stock Exchanged for Due to Related Party	$-	$34,562
Preferred Stock Issued for Services	$-	$60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 UNAUDITED

For the Three Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,619,404)	$(560,247)

Net Loss for the Period	-	-	-	-	-	(130,619)	(130,619)

Balance - June 30, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,750,023)	$(690,866)

For the Three Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(90,138,217)	$(965,061)

Net Loss for the Period	-	-	-	-	-	(127,642)	(127,642)

Balance - June 30, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(90,265,859)	$(1,092,703)

For the Six Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$893	-	$-	$27,430,354	$(29,518,707)	$(2,087,460)

Preferred Shares Issued for Services	-	-	2,500,000	250	59,999,750	-	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	-	-	34,549	-	34,562

Common Stock Issued to Pay Stock Payable	7,963,802	796	-	-	1,592,552	-	1,593,348

Net Loss for the Period	-	-	-	-	-	(60,231,316)	(60,231,316)

Balance - June 30, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,750,023)	$(690,866)

For the Six Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(89,992,536)	$(819,380)

Net Loss for the Period	-	-	-	-	-	(273,323)	(273,323)

Balance - June 30, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(90,265,859)	$(1,092,703)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 - Organization & Description of Business

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of June 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"), filed with the Securities and Exchange Commission (the "SEC"). It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 2 - Summary of Significant Accounting Policies - continued

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

There was no revenue during the three or six months ended June 30, 2021 and 2020 because conditions in Nicaragua have not changed.

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

NOTE 4 - Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit at June 30, 2021.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$-	$-

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

NOTE 6 - Notes Receivable - Related Parties

Notes receivable related parties consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Investcom - See Note 8 Related Party	$342,000	$342,000
Rentcom - See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable - Related Parties	$-	$-

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director. Amounts due were $122,647 and $92,714 at June 30, 2021 and December 31, 2020, respectively.

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

The Company utilizes the services of Yes International, LLC., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For each of the three and six months ended June 30, 2021 and 2020 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International, LLC., offices at no cost.

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	June 30, 2021	December 31, 2020

Al Yee – 7% Interest, Matures January 2017	$5,000	$5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$9,490	$9,490

Interest expense on Mr. Yee's loan for each of the three and six months ended June 30, 2021 and 2020 was $87 and $175, respectively.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 9 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2021 and December 31, 2020 there were -0- shares issued and outstanding.

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

During the six months ended June 30, 2020 the Company issued 132,932 shares of common stock to pay $28,580 due to a related party. The shares value was based on the market price of the Company's common stock of $0.26 on the measurement date which caused $5,982 loss on conversion.

During the six months ended June 30, 2020 the Company issued 7,963,802 shares of common stock to pay $1,608,126 of stock payable. The shares value was based on the varying market prices from $0.08 to $0.26 since the stock was issued on multiple dates. These conversions caused a net $14,778 gain on conversion.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of June 30, 2021, no shares had been issued from this plan.

NOTE 10 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International, LLC., a related party, at no cost. Rent expense for the each of the three and six months ended June 30, 2021 and 2020 was $-0-.

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

On June 01, 2021, Mr. Steve Gagnon, Mr. Sasha Shapiro and Mr. John LaViolette, all resigned as directors of the Company. Their departures were not due to any disputes or disagreements with the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30,, 2021 and 2020 Statements

Revenues for Company for the three months ended June 30, 2021 and 2020 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the three months ended June 30, 2021 was $-0- and for the three months ended June 30, 2020 was $-0-. The Company had no sales during each of the three months ended June 30, 2020 and 2021.

Gross profit for the three months ended June 30, 2021 was $-0- and for the three months ended June 30, 2021 was $-0-.

Total Operating expenses for three months ended June 30, 2021 was $127,555 compared to $130,532 for the three months ended June 30, 2020. The decrease during the three months ending June 30, 2021 was attributed to a decrease in Professional fees compared to the three months ending June 30, 2020.

Six Months – June 30, 2021 and 2020 Statements

Revenues for Company for the six months ended June 30, 2021 and 2020 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the six months ended June 30, 2021 was $-0- and for the six months ended June 30, 2020 was $-0-. The Company had no sales during each of the six months ended June 30, 2020 and 2021.

Gross profit for the six months ended June 30, 2021 was $-0- and for the six months ended June 30, 2021 was $-0-.

Total Operating expenses for six months ended June 30, 2021 was $273,148 compared to $60,239,936 for the six months ended June 30, 2020. The decrease during the six months ending June 30, 2021 was attributed to a decrease in Board of Director fees, Professional fees and Consulting fees compared to the six months ending June 30, 2020 when preferred shares were issued and recognized for the implementation of accounting rules for the handling of equity based compensation.

Net Loss:

Net loss for the three months ended June 30, 2021 and 2020 were $127,642 and $130,619, respectively. The decrease during the three months ending June 30, 2021 was attributed in reductions in Professional fees compared to the three months ending June 30, 2020 loss of $130,619.

Net loss for the six months ended June 30, 2021 and 2020 were $273,323 and $60,231,316, respectively. The decrease during the six months ending June 30, 2021 was greatly attributed in reductions in Professional Fees, Consulting Fees, and Board of Director fees compared to the six months ending June 30, 2020 loss of $60,231,316 which was mostly contributed to the implementation of accounting rules for the handling of equity based compensation on such fees.

Liquidity and Capital Resources:

As of June 30, 2021, the Company's assets totaled $253, which consisted of cash of $153 and prepaid expenses of $100. Our total liabilities were $1,092,956. As of June 30, 2021, the Company had an accumulated deficit of $90,265,859 and a working capital deficit of $1,092,703.

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

New Accounting Pronouncements

Bravo Multinational, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $36,053 and for the six months ended June 30, 2020 was $32,325, respectively. The increase in the amount of cash used during the six months ended June 30, 2021 was due to the increases in accrued Board of Director fees when compared to the six months ended June 30, 2020.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the six months ended June 30, 2021 and 2020.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $29,993 and for the six months ended June 30, 2020 was $32,325. The decrease amount was attributed to smaller cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2021.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended June 30, 2021. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2021:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended June 30, 2021 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021 to have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended June 30, 2021 in any material legal proceedings to which we are a party or of which any of our property is subject.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

BRAVO MULTINATIONAL INCORPORATED

Dated: August 2, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer