Form 10-Q
period 2021-09-30
Bravo Multinational Inc.
filed 2021-10-29
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At October 29, 2021 the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Consolidated Unaudited Financial Statements	2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2021- Unaudited and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 - Unaudited	5
Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	6
Notes to the Condensed Consolidated Unaudited Financial Statements	7-13

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$123	$6,273
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-
Prepaid Expenses	70	-

Total Current Assets	193	6,273

Total Assets	$193	$6,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$99,536	$100,232
Customer Deposits	35,800	35,800
Due to Related Parties	131,606	92,714
Notes Payable	9,490	9,490
Accrued Board of Directors Fees	943,667	587,417

Total Liabilities	1,220,099	825,653

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,393	89,168,393
Accumulated Deficit	(90,393,062)	(89,992,536)

Total Stockholders' Deficit	(1,219,906)	(819,380)

Total Liabilities and Stockholders' Deficit	$193	$6,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Expenses
General and Administrative	2,366	2,301	$7,177	$8,215
Consulting - Related Party	-	-	-	12,000,000
Professional Fees	6,000	19,162	36,837	55,267
Board of Directors Fees	118,750	118,750	356,250	48,316,667

Total Expenses	127,116	140,213	400,264	60,380,149

Loss from Operations	127,116	140,213	400,264	60,380,149

Other (Income) and Expense
Interest Expense	87	87	262	262
Gain on Loan Payable Forgiveness	-	(40,127)	-	(40,127)
Gain on Stock Payable Conversion	-	-	-	(8,795)

Total Other (Income) and Expense	87	(40,040)	262	(48,660)

Loss Before Income Taxes	127,203	100,173	400,526	60,331,489

Income Taxes	-	-	-	-

Net Loss for the Period	$127,203	$100,173	$400,526	$60,331,489

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	17,025,791	47,641,010	15,529,481

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(3.88)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$(400,526)	$(60,331,489)

Non-Cash Adjustments:
Preferred Stock Issued for Board of Directors Fees	-	48,000,000
Preferred Stock Issued for Consulting Fees	-	12,000,000
Gain on Stock Payable Conversion	-	(8,795)
Gain on Loan Payable Forgiveness	-	(40,127)
Changes in Assets and Liabilities:
Prepaid Expenses	(70)	10,000
Accounts Payable and Accrued Expenses	(696)	7,341
Accrued Board of Directors Fees	356,250	316,667

Net Cash Flows Used In Operating Activities	(45,042)	(46,403)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	38,892	46,403

Net Cash Flows Provided by Financing Activities	38,892	46,403

Net Change in Cash and Cash Equivalents	(6,150)	-

Cash and Cash Equivalents - Beginning of Period	6,273	6,286

Cash and Cash Equivalents - End of Period	$123	$6,286

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$-	$1,593,348
Common Stock Exchanged for Due to Related Party	$-	$34,562
Preferred Stock Issued for Services	$-	$60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020- UNAUDITED

For the Three Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,750,023)	$(690,866)

Net Loss for the Period	-	-	-	-	-	(100,173)	(100,173)

Balance - September 30, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,850,196)	$(791,039)

For the Three Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(90,265,859)	$(1,092,703)

Net Loss for the Period	-	-	-	-	-	(127,203)	(127,203)

Balance - September 30, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(90,393,062)	$(1,219,906)

For the Nine Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$893	-	$-	$27,430,354	$(29,518,707)	$(2,087,460)

Preferred Shares Issued for Services	-	-	2,500,000	250	59,999,750	-	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	-	-	34,549	-	34,562

Common Stock Issued to Pay Stock Payable	7,963,802	796	-	-	1,592,552	-	1,593,348

Net Loss for the Period	-	-	-	-	-	(60,331,489)	(60,331,489)

Balance - September 30, 2020	17,025,791	$1,702	2,500,000	$250	$89,057,205	$(89,850,196)	$(791,039)

For the Nine Months	Common Stock $ 0.0001 Par		Preferred Stock - A $ 0.0001 Par		Additional Paid-In	Accumulated	Total Stockholders'
Ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(89,992,536)	$(819,380)

Net Loss for the Period	-	-	-	-	-	(400,526)	(400,526)

Balance - September 30, 2021	47,641,010	$4,763	-	$-	$89,168,393	$(90,393,062)	$(1,219,906)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

Method of Accounting

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

There was no revenue during the three or nine months ended September 30, 2021 and 2020 because conditions in Nicaragua have not changed.

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

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit at September 30, 2021.

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

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$-	$-

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$-	$-

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director. Amounts due were $131,606 and $92,714 at September 30, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2020, the Company entered into a three year consulting contract. The contract was paid in full with the issuance of 500,000 preferred shares. The shares were valued at $12,000,000 based on the market price of the Company’s common stock of $0.24 on the measurement date, given that such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For each of the three and nine months ended September 30, 2021 and 2020 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International Inc., offices at no cost.

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	September 30, 2021	December 31, 2020

Al Yee – 7% Interest, Matures January 2017	$5,000	$5,000
Michael Walkil – Non Interest Bearing, Due on Demand	4,490	4,490

Total Notes Payable	$9,490	$9,490

Interest expense on Mr. Yee’s loan for each of the three and nine months ended September 30, 2021 and 2020 was $87 and $262, respectively.

NOTE 9 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2021 and December 31, 2020 there were -0- shares issued and outstanding.

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

During the nine months ended September 30, 2020, the Company issued 132,932 shares of common stock to pay $28,580 due to a related party. The shares value was based on the market price of the Company’s common stock of $0.26 on the measurement date which caused $5,982 loss on conversion.

During the nine months ended September 30, 2020, the Company issued 7,963,802 shares of common stock to pay $1,608,126 of stock payable. The shares value was based on the varying market prices from $0.08 to $0.26 since the stock was issued on multiple dates. These conversions caused a net $14,778 gain on conversion.

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

BRAVO MULTINATIONAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 9 – Capital Stock - continued

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of September 30, 2021, no shares had been issued from this plan.

NOTE 10 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the three and nine months ended September 30, 2021 and 2020 was $-0-.

NOTE 11 – Subsequent Events

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors,” below.

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

        ·our possible future financing

        ·the adequacy of our cash resources and working capital;. and

        ·the Covid-19 pandemic

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project or projected”, or similar expressions are intended to identify “forward-looking statements”. Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Covid-19

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the company’s operations which could have a material adverse effect on the company’s current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, what is the purchase and leasing of gaming equipment. The change of name was to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the Registrant’s name the trading symbol for the shares of the Registrant’s common stock has been changed to “BRVO,” and Registrant’s CUSIP identifier has been changed to 10568F109.

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

On January 16, 2017, the Company amended its certificate of incorporation to effect a one-for-three hundred (1:300) reverse stock split. This reverse stock split became effective as of the close of business on January 16, 2017. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split. On April 3, 2017, FINRA- recognized and allowed the Company’s 1:300 reverse stock split.

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its preferred stock to Preferred Stock Series A. The Series A will have a par value of $0.0001 per share, will be entitles to receive one hundred (100) time the dividends per share of common stock, will have 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock. In addition to our authorized 1,000,000,000 shares of common stock, par value $0.0001 per share, Bravo Multinational is authorized to issue 50,000,000 shares of “Blank Check” Preferred stock of which 10,000,000 have been issued leaving 40,000,000 authorized but unissued, par value $0.0001 per share. There are no “Blank Check” preferred shares outstanding and no trading market for the shares of our “Blank Check “preferred stock.

On August 3, 2020, both the Board of Directors of the Company and the consent of the majority of the shareholders agreed in changing the Company’s incorporation from the State of Delaware to the State of Wyoming. On September 29 2020, the Company filed and mailed an “Information Statement” to all shareholders of the record date, September 25, 2020, notifying shareholders of this approval to change the Company’s state of its incorporation domicile from the State of Delaware to the State of Wyoming through a Reincorporation Merger of Bravo Multinational, Inc. a Delaware Corporation (Bravo Delaware) into its wholly owned Wyoming subsidiary Bravo Multinational, Inc. (Bravo Wyoming).

On October 09, 2020, The Company moved it state of incorporation from the State of Delaware to the State of Wyoming. After the move to Wyoming, authorized capital of Bravo Multinational Incorporated consists of an unlimited number of shares of Common Stock, par value $0.0001 per share, an unlimited number of shares of Preferred Stock, $0.0001 par value per share and an unlimited number of shares of Series Preferred ‘A’ stock at a par value of $0.0001, which has the same characteristics as described above. The reincorporation did not affect total stockholder equity or total capitalization of the Company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2021 and 2020 Statements

Revenues for Company for the three months ended September 30 , 2021 and 2020 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the three months ended September 30, 2021 was $-0- and for the three months ended Septermber 30, 2020 was $-0-. The Company had no sales during each of the three months ended September 30, 2020 and 2021.

Gross profit for the three months ended September 30, 2021 was $-0- and for the three months ended September 30, 2021 was $-0-.

Total Operating expenses for three months ended September 30, 2021 was $127,116 compared to $140,213 for the three months ended September 30, 2020. The decrease during the three months ending Septermber 30, 2021 was attributed to a decrease in Professional fees compared to the three months ending September 30, 2020.

Nine Months – September 30, 2021 and 2020 Statements

Revenues for Company for the nine  months ended September 30, 2021 and 2020 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the nine months ended September 30, 2021 was $-0- and for the nine months ended September 30, 2020 was $-0-. The Company had no sales during each of the nine months ended September 30, 2020 and 2021.

Gross profit for the nine months ended September 30, 2021 was $-0- and for the nine months ended September 30, 2021 was $-0-.

Total Operating expenses for nine months ended September 30, 2021 was $400,264 compared to $60,380,149 for the nine months ended September 30, 2020. The decrease during the nine months ending September 30, 2021 was attributed to a decreases in General and Administration cost, Professional fees and Consulting fees, and Board of Director fees compared to the nine months ending September 30, 2020 when preferred shares were issued and recognized for the implementation of accounting rules for the handling of equity based compensation.

Net Loss:

Net loss for the three months ended September 30, 2021 and 2020 were $127,203 and $100,173, respectively. The increase during the three months ending September 30, 2021 was attributed to not having a Loan Payable Forgiveness reduction as in

September 30, 2020 of $40,040.

Net loss for the nine months ended September 30, 2021 and 2020 were $400,526 and a$60,331,489, respectively. The decrease during the nine months ending September 30, 2021 was greatly attributed in reductions in General and Administrative cost, Professional Fees, Consulting Fees, and Board of Director fees compared to the nine months ending September 30, 2020 loss of $60,331,489 which was mostly contributed to the implementation of accounting rules for the handling of equity based compensation on such fees.

Liquidity and Capital Resources:

As of September 30, 2021, the Company’s assets totaled $193, which consisted of cash of $123 and prepaid expenses of $70. Our total liabilities were $1,220,099. As of September 30, 2021, the Company had an accumulated deficit of $90,393,062 and a working capital deficit of $1,219,906.

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

New Accounting Pronouncements

Bravo Multinational, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $45,042 and for the nine months ended September 30, 2020 was $46,403, respectively. The decrease in the amount of cash used during the nine months ended September 30, 2021 was due to the decreases in Non-cash Adjustments and in Changes in Assets and Liabilities when compared to the nine months ended September 30, 2020.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the nine months ended September 30, 2021 and 2020.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $38,892 and for the nine months ended September 30, 2020 was $46,403. The decrease amount was attributed to smaller cash infusions by the Company’s directors and related parties that were used in operational and professional fee expenses.

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASU on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

Our management, with the participation of our (principal executive officer, and our principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on this evaluation, our management has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, our principal accounting officer and our principal financial officer), to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1).	We have an inadequate number of personnel.
2).	We do not have sufficient segregation of duties within our accounting functions.
3).	We have insufficient written policies and procedure over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of September 30, 2021, our Company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, some companies have canceled conferences and travel plans and are requiring employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and interfere with the pursuit of our business plan. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended September 30, 2021 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: October 29, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer