Form 10-K
period 2021-12-31
Bravo Multinational Inc.
filed 2022-02-17
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 000-53505

BRAVO MULTINATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Wyoming	85-4068651
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2020 General Booth Blvd, Unit 230 Virginia Beach, VA (principal executive offices)	23454 (Zip Code)
Registrant's telephone number, including area code: (757)-306-6090

Securities registered under Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the 10,962,523 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.125 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2021) was approximately $1,370,315. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At February 16, 2022 the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

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

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, which is the purchase and leasing of gaming equipment.  The change of name was effective upon compliance with all regulatory requirements mandated by FINRA.  Further, as a result of the change of the Registrants name the trading symbol for the shares of the Registrant's common stock has been changed to "BRVO." Registrant's CUSIP identifier has been changed to 10568F109.

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

Former Business

We currently own 76.63 acres within seven patented mining claims with a 29.167% ownership interest. We allowed all of our BLM unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims was fully impaired due to lack of economic viability of such properties.

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

Throughout 2018, the Company struggled to maintain its gaming operations. The politically unstable situation in Nicaragua, in addition to US financial and trade sanctions against the current Nicaraguan Government, caused Bravo Multinational, Inc. to reassess it gaming operations. As such, on November 18, 2018, management changed the direction of the Company by evaluating gaming operations as they might exist in the USA and Canadian markets and other more stable democracies within Latin America. ..

Management evaluated other possible casino gaming operations with the expectation of finding an economic viable operation. In 2021, management did due diligence on other industry opportunities outside of the casino gaming industries. Management determined and evaluated these opportunities and made the determination that moving forward was not accretive to the Company, and was unlikely to create meaningful shareholder value.

Throughout 2020 and 2021, management evaluated other possible casino gaming operations with the expectation of finding an economically viable business model. Also, management is in the process of conducting due diligence and negotiations in connection with other opportunities outside of the casino gaming industry.

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

Item 1A. Risk Factors

Not applicable.

Item1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company office is located at 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and CFO, Mr. Richard Kaiser.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure(Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol "BRVO."

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2020 Quarter Ended
March 31, 2020	$ 0.24	$ 0.20
June 30, 2020 September 30, 2020 December 31, 2020	$ 0.14 $ 0.08 $0.105	$ 0.14 $0.057 $0.081

	High	Low
Fiscal 2021 Quarter Ended:
March 31, 2021	$ 0.25	$0.158
June 30, 2021 September 30, 2021 December 31, 2021	$0.251 $ 0.10 $0.041	$ 0.12 $ 0.10 $ 0.04

As of December 31, 2021 we had 47,641,011 shares of our common stock outstanding. Our shares of common stock are held by approximately 122 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

In 2021, The Company had no sales of unregistered securities.

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

Corporate Actions

On September 25, 2020, the Company filed a Definitive Information Statement on a shareholder consent to reincorporate Bravo Multinational Incorporated from the State of Delaware to the State of Wyoming (See Exhibit 4.1).

On June 01, 2021, the Company accepted the resignations of Steve Gagnon, John LaViolette and Sasha Shapiro as directors.

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

Corporate Events During 2020

On January 28, 2020, the Company issued 73,171 shares of the Company’s S-8 registered common stock in settlement of amounts owed on a consulting agreement that was entered into on November 28, 2018).

To repay Mr. Parliament for funds he advanced for the benefit of the Company on $28,580 he was issued 132,932 shares of the Company’s common stock (See Note 9 Financial Statements).

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Merle Ferguson as the Company's Director, Chief Executive Officer and President with an annual salary of $300,000 to be paid in cash, shares or a combination of cash and shares (See Exhibit 10.10).

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or a combination of cash and shares (See Exhibit 10.11)

On February 4, 2020, the Board of Directors approved a 3-year non-employee consulting contract for Mr. Susan Donohue A one-time issuance of 500,000 Preferred Series 'A' shares were issued as payment for the 3-year agreement (See Exhibit 10.12).

On February 7, 2020, the Company converted Richard Kaiser's $117,476 promissory note, dated October 3, 2016 into 587,380 shares of Bravo common stock (See Note 9 Financial Statements).

On February 7, 2020, the Company converted Douglas Brook's $285,270 promissory note, dated October 3, 2016 into 1,426,350 shares of the common stock of Bravo (See Note 9 Financial Statements).

On February 7, 2020, the Company converted Paul Parliament's $468,473 promissory note, dated October 3, 2016 into 2,192.365 shares of Bravo common stock (See Note 9 Financial Statements).

On February 7, 2020, the Company converted Marsid Parliament's $ 268,279 promissory note, dated November 19, 2018 into 1,341,395 shares of Bravo common stock (See Note 9 Financial Statements).

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

On November 30, 2020, the Board of Directors appointed to the "Business Advisory" board the following four individuals: Mr. Mark Greenberg, Mr. Neil Davis, Mr. Stephen Scheffer and Mr. Edward Pergjini. All four individuals accepted their positions.

On December 7, 2020, Bravo Multinational Incorporated, issued 30,000,000 shares of its common stock in exchange for 2,500,000 shares of its Series A Preferred shares. The outstanding Series A shares were returned to authorized but unissued status, and at this time there are no Series A shares outstanding.

Corporate Events During 2021

On June 02, 2021, Bravo Multinational Incorporated accepted the resignation of Mr. John LaViolette, Mr. Steven Gagnon and Mr. Sasha Shapiro as the Company's Board of Directors.

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

On September 01, 2017, the Board of Directors issued a promissory note to Investcom, Inc. for $190,000, with interest at a rate of 8% per annum for gaming equipment purchases. The note and interest were due and payable on or before December 30, 2017. Investcom, Inc. is an entity owned by Paul Parliament, a former officer and director of the Company. For the years-ending December 31, 2021 and 2020, and as of the date of this filing, the Company had not received any payments on this note. The Company has made a provision in its financial statements for the bad debt in the amount of $190,000 (See Note 6 Financial Statements).

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

Going Concern

As of December 31, 2021, Bravo Multinational had an accumulated deficit of $90,412,662. We, as managment, have substantial doubt about our ability to continue as a going concern. While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations. We intends to raise additional funds by way of an offering of our securities, and that the actions presently being taken to further implement our business plan and generate revenues will improve the Company's operating results. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. This issue is addressed in footnote 4 to the financial statements.

Year Ended December 31, 2021, compared to the Year Ended December 31, 2020

Revenues for the Company's year ended December 31, 2021 totaled $-0- and for year ended December 31, 2020 totaled $-0. No machines sales occurred throughout the years ended December 31, 2021 and 2020.

Cost of Goods Sold for the year ended December 31, 2021 totaled $-0- and for year ended December 31, 2020 totaled $-0. No gaming machines were purchased or sold during the years ended December 31, 2021 and 2020.

Gross margins for the years ended December 31, 2021 and 2020 were 0%, respectively.

General and Administrative expenses for the year ended December 31, 2021 totaled $9,436 compared to $16,045 for year ending December 31, 2020. The decrease was attributed to lower fees paid to the Company's stock transfer agent in 2021.

Professional Fees for the year ending December 31, 2021 totaled $43,203 compared to $70,939 for year ending December 31, 2020, the decrease was attributed to lower legal and accounting fees incurred as a fully reporting Company with the SEC.

Board of Director fees for the year ending December 31, 2021 totaled $475,000 compared to $48,435,417 for year ending December 31, 2020, the decrease was attributed to accounting treatment for the retirement of certain shares of preferred stock in 2020 as more fully set forth below.

Consulting fees for the year ending December 31, 2021 totaled $-0- compared to $12,000,000 for the year ending December 31, 2020, the decrease was attributed to no consultation fees in 2021.

Net Loss

Net loss for the years ended December 31, 2021 and 2020 were $420,126 and $60,473,829 , respectively. The decrease in loss was attributed due to no issuances of equity based compensation of either common or preferred shares.

The enormous impact on the financial numbers set forth above is due to the accounting treatment related to Mr. Ferguson's and Mr. Kaiser's return and retirement of preferred stock in 2020

Liquidity and Capital Resources:

As of December 31, 2021, our assets, consisting primarily of Cash and Prepaid Expenses, totaled $133. The Company's total liabilities at December 31, 2021 were $1,062,417, which consisted primarily of accounts payable, accrued expenses, customer deposits, amounts due to related parties, and accrued board of director fees. As of this date the Company had an accumulated deficit of $90,412,662 and working capital of deficit of $81,239,506. This increase in our deficit over the same period in 2020, is due to increase in operational cost.

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

Cash from Financing Activities

Net cash provided by financing activities was $47,942 for year ended December 31, 2021, and was $76,498 for year ended December 31, 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Operating Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Internal Control Over Financial Reporting” below. Our Chief Operating Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal operating officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

The material weakness are set forth below:

● The Company has inadequate segregation of duties within its cash disbursement control design.

● During the year ended December 31, 2021, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2021 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of December 31, 2014, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result of the transition to the 2013 Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

No changes have occurred in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter, which  has materially affected or is likely to affect such controls.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational of December 31, 2021:

Name	Age	Position	Director Since
Merle Ferguson	75	Chairman of the Board, Chief Executive Officer, President, and Director (Nov. 2018)	2018
Richard Kaiser	57	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016

The following sets forth biographical information regarding the Company's directors.

Mr. Ferguson became Chairman of the Board, CEO and President of the Company in November 2018.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. Mr. Ferguson became Chairman of the Board of Bioforce Nanosciences Holdings, Inc. (BFNH) on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of that Company. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH's Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. From January 2009 to the present, Mr. Ferguson had served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Los Angeles, California.  Element Global provides mining, media and energy services. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. The stock of Element Global is trades on the OTC Markets Pink, no information market. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock Holdings, Inc. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia. Gold Rock Holdings provides underground contruction managment services for laying fiber optic and copper cables. Gold Rock Holdings, Inc. is traded on the over the counter market. The Board reviewed Mr. Ferguson's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Richard Kaiser since 2018 is the Company's Director, Acting CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. It has revenues of approximately $200,000 and it has two (2) employees. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. The Board reviewed Mr. Kaiser's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

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

For the areas where we dont have committees, such responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is "independent" as defined under Rule 4200(a)(15) of the NASDAQ's listing standards described below. Our financial constraints have made it extremely difficult to attract and retain qualified independent board members. Since we do not have any of the subject committees, other than our Executive Committee, our entire board of directors participates in all of the considerations with respect to our audit, finance, compensation, and nomination deliberations.

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

● A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipients consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company's securities; or (ii) payments under non-discretionary charitable contribution matching programs;

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

During the fiscal year ended December 31, 2021, the Executive Committee held no formal meetings.

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

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures, which are contained in our Corporate Governance Principles, and which require that:

● The fact of the relationship or interest giving rise to the potential conflict be disclosed or made known to the directors prior to their authorization or approval of such actions;

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

Stephen Scheffer has served almost 30 years at HBO (Home Box Office) as President of Film Programming, Video and Enterprises. Mr. Scheffer was responsible for overseeing all motion picture programming for HBO. As President of HBO Pictures, he was responsible for the financing and production of HBO's Silver Screen Partners and Cinema Plus theatrical movie ventures. Prior to HBO, Mr. Scheffer held executive positions at Time Life Films, Allied Artists, Polydor Records, MGM and Columbia Pictures.

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

Board of Directors Meetings

During the year ended December 31, 2021, our board of directors held two (2) formal meetings. All of Bravo's directors attended 100% of our meetings in 2021.

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

Additional Compensation. Each of our officers receives additional compensation as provided in the officers' employment agreement. All payments to officers must be approved by our board of directors or compensation committee based on the individual officer's performance and company performance.

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

Bravo Multinational Incorporated Summary Compensation Table

The following table sets forth compensation for our two named executive officers for the two completed fiscal years ended December 31, 2021 and December 31, 2020:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)(4)
Merle Ferguson President, CEO and Director	2020 2021	$-0- $-0-	$36,000,000(3)- $-0-	$36,000,000 $-0-
Richard Kaiser CFO,Secretary and Director	2020 2021	$-0- $-0-	$12,000,000(4) $-0-	$12,000,000 $-0-

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser in 2020. Under the terms of those employment agreements Mr. Ferguson is owed $300,000 as of the year-ended December 31, 2021 and is owed $275,000 for year-ended December 31, 2020, totaling $575,000. Mr. Kaiser is owed $175,000 as of the year-ended December 31, 2021, is owed $160,417 as of the year-ended December 31, 2020 and he is owed $76,000 under his prior employment agreement in 2019, totaling $411,417. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of cash payments.

(3) On February 4, 2020, 1,500,000 Series 'A' Preferred shares were issued to Mr. Ferguson as a signing bonus to enter into his employment agreement with the Company. The imputed value of $36,000,000 of the Series 'A' Preferred shares issued was based on share-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 - Compensation - Stock Compensation, as set forth in Note 9 to our consolidated financial statements in Item 8. The Series A Preferred Stock has the following characteristics: (1) each share can be converted into 100 shares of common stock; (2) each share has dividend rights equal to 100 times common, and (3) each share has voting rights equal to 100 shares of common stock. On December 7, 2020, Mr. Ferguson returned these 1,500,000 shares of Series 'A' Preferred to be retired. In exchange, the Company issued to Mr. Ferguson 20,000,000 common shares. The Series 'A' Preferred shares of stock do not trade on a stock exchange and therefore are illiquid. Furthermore, the common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value, which is based on the accounting treatment described above.

(4) On February 4, 2020, 500,000 Series 'A' Preferred shares were issued to Mr. Kaiser as a signing bonus to enter into his employment agreement with the Company. The imputed value of $12,000,000 of the Series 'A' Preferred shares issued was based on share-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 - Compensation - Stock Compensation, as set forth in Note 9 to our consolidated financial statements in Item 8. Series 'A' Preferred stock, none of which is outstanding at this time. Mr. Kaiser returned these 500,000 shares of Series 'A' Preferred shares to the Company. In exchange, the Company issued 5,000,000 common shares to Mr. Kaiser. The Series 'A' Preferred shares do not trade on a stock exchange and therefore are illiquid. Furthermore, the common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned imputed accounting value, which is based on the accounting treatment described above.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2020, Bravo Multinational Incorporated had employment agreements with Mr. Merle Ferguson, Chairman of the Board, Chief Executive Officer, and President and with Mr. Richard Kaiser, acting Chief Financial Officer, Secretary, and Corporate Governance Officer.

Merle Ferguson's Employment Agreement: On February 1, 2020, Mr. Ferguson entered into five-year (5) employment contract as the Company's Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. A 1,500,000 Preferred Series 'A' was agreed to be issued as part of the compensation agreement (See Exhibit 10.10). On December 07, 2020, the Company issued 20,000,000 common shares in exchange for the 1,500,000 Series Preferred 'A' shares. The Series A Preferred shares were then returned to authorized but unissued status.

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

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2021.  The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Merle Ferguson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John LaViolette (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Steven Gagnon (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sasha Shapiro(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) On June 02, 2021, Bravo Multinational Incorporated accepted the resignation of Mr. John LaViolette, Mr. Steven Gagnon and Mr. Sasha Shapiro as the Company's board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this filing, February 10, 2022 by:

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

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of February 08, 2022 there were outstanding 47,641,011 shares of our common stock outstanding. Therefore, the "controlling stockholders", as a group, have voting control over all matters which may be acted upon by our stockholders. There are no voting agreements among the "controlling stockholders."

(3) Mr. Ferguson now effectively controls 41.98%, and Mr. Kaiser controls 13.99% of the outstanding shares of common stock together they control 55.97% of the voting shares outstanding.

(4) Mr. Ferguson is our chairman of the board of the directors, chief executive officer, president and a director; all 20,000,000 shares are Rule 144 - Restricted shares.

(5)Mr. Kaiser, our acting chief financial officer, secretary, corporate governance officer, and director, has 5,490,041 Rule 144 - Restricted shares and 587,380 freely trades shares for a total of 6,664,801 common shares.

(6) Mr. Parliament is a former office and director who owns 5,013,687 shares.

(7) Ms. Susan Donohue was issued 5,000,000 Rule 144 - Restricted shares in exchange for 500,000 Preferred Series A shares which were issued per terms of a non-employee consulting agreement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser at his office, Yes International, LLC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2021 and 2020 were $32,400 and $30,000, respectively, with a total for both years of $62,400.

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2021 and 2020 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2021 and 2020, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation Bravo Multinational Inc.( Wyoming) Original and Amended; Filed in Form DEFR 14C - September 29, 2020
3.2*	Bylaws of Bravo Multinational Inc. (Wyoming);Filed in Form DEFR 14C -September 29, 2020
4.1*	Agreement and Plan of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Filed in Form DEFR 14C - September 29, 2020
4.2*	Articles of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020; Filed March 3, 2021 as Exhibit 4.2, Form 10-K for year ended Dec. 31, 2020
4.3*

Certificate of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020; Filed March 3, 2021 as Exhibit 4.3, on Form 10-K for year ended Dec. 31, 2020

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

10.7*	Order to Convert (corrected)-Douglas Brooks- December 4, 2019; Filed as Exhibit 10.42 of Form 10-K September 03, 2019.

10.8*	Private Placement Agreement - M. Corrigan July 16, 2019 (filed as exhibit 10.13 on September 30, 2017 Qtr. Report).
10.9*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019 (filed as exhibit 10.14 on September 30, 2017 Qtr. Report).
10.10*	Employment Contract- Ferguson- February 1, 2020.
10.11*	Employment Contract-Kaiser-February 1, 2020.
10.12*	Consulting Agreement -Donohue- February 4, 2020 .
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

Date: February 17, 2022

By/s/ Merle Ferguson

Merle Ferguson, President, Chief Executive Officer, and Chairman

By/s/ Richard Kaiser

Richard Kaiser, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	February 17, 2022

/s/ Richard Kaiser Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	February 17 , 2022

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Bravo Multinational Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

February 17, 2022

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020

ASSETS
Current Assets
Cash and Cash Equivalents	$93	$6,273
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	40	—

Total Current Assets	133	6,273

Total Assets	$133	$6,273

LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$766	$100,232
Customer Deposits	35,800	35,800
Due to Related Parties	140,656	92,714
Notes Payable	—	9,490
Accrued Board of Directors Fees	1,062,417	587,417

Total Liabilities	1,239,639	825,653

Commitments and Contingencies (Note 10)

Stockholders Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,393	89,168,393
Accumulated Deficit	(90,412,662)	(89,992,536)

Total Stockholders Deficit	(1,239,506)	(819,380)

Total Liabilities and Stockholders Deficit	$133	$6,273

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2021	2020

Expenses
General and Administrative	$9,436	$16,045
Consulting - Related Party	—	12,000,000
Professional Fees	43,203	70,939
Board of Directors Fees	475,000	48,435,417

Total Expenses	527,639	60,522,401

Loss from Operations	527,639	60,522,401

Other (Income) and Expense
Interest Expense	350	350
Gain on Loan Payable Forgiveness and Write off	(11,940)	(40,127)
Gain on Stock Payable Conversion	—	(8,795)
Gain on Write off of Account Payable	(95,923)	—

Total Other (Income) and Expense	(107,513)	(48,572)

Loss Before Income Taxes	420,126	60,473,829

Income Taxes	—	—

Net Loss	$420,126	$60,473,829

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	17,982,076

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.01)	$(3.36)

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFECIT FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Preferred Stock - Preferred A		Additional		Total
	$ 0.0001 Par		$ 0.0001 Par		Paid-In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	8,929,057	$892	$—	$—	$27,430,354	$(29,518,707)	$(2,087,461)

Preferred Shares Issued for Services	—	—	2,500,000	250	59,999,750	—	60,000,000

Common Stock Issued to Pay Due to Related Party	132,932	13	—	—	34,549	—	34,562

Common Stock Issued to Pay Accrued Compensation	615,219	62	—	—	113,938	—	114,000

Retirement of Preferred Shares in Exchange for Common Shares	30,000,000	3,000	(2,500,000)	(250)	(2,750)	—	—

Common Stock Issued to Pay Stock Payable	7,963,802	796	—	—	1,592,552	—	1,593,348

Net Loss	—	—	—	—	—	(60,473,829)	(60,473,829)

Balance - December 31, 2020	47,641,010	$4,763	—	$—	$89,168,393	$(89,992,536)	$(819,380)

Net Loss	—	—	—	—	—	(420,126)	(420,126)

Balance - December 31, 2021	47,641,010	$4,763	—	$—	$89,168,393	$(90,412,662)	$(1,239,506)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2021	2020

Cash Flows from Operating Activities

Net Loss	$(420,126)	$(60,473,829)

Non-Cash Adjustments:
Gain on Write off Accounts Payable	(95,923)	—
Preferred Stock Issued for Board of Directors Fees	—	48,000,000
Preferred Stock Issued for Consulting Fees	—	12,000,000
Gain on Stock Payable Conversion	—	(8,795)
Gain on Loan Payable Forgiveness and Write off	(11,940)	(40,127)
Changes in Assets and Liabilities:
Prepaid Expenses	(40)	10,000
Accounts Payable and Accrued Expenses	(1,093)	823
Accrued Board of Directors Fees	475,000	435,417

Net Cash Flows Used In Operating Activities	(54,122)	(76,511)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Due to Related Parties, Net	47,942	76,498

Net Cash Flows Provided by Financing Activities	47,942	76,498

Net Change in Cash and Cash Equivalents	(6,180)	(13)

Cash and Cash Equivalents - Beginning of Year	6,273	6,286

Cash and Cash Equivalents - End of Year	$93	$6,273

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued from Stock Payable	$—	$1,593,348
Common Stock Exchanged for Due to Related Party	$—	$34,562
Preferred Stock Issued for Services	$—	$60,000,000
Common Stock Issued to Pay Accrued Compensation	$—	$114,000

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 – Summary of Significant Accounting Policies - continued

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

Fair Value Measurements - continued

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

Revenue Recognition

The Company implemented ASC 606, Revenue from Contracts with Customers. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations and has net current liabilities and an accumulated deficit. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During 2021 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$–	$–

Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the machine income that was in accounts receivable on December 31, 2017 in the amount of $42,312.

The Allowance for Doubtful Accounts in the amount of $42,312 was collected but it remains in Nicaragua because of the political instability, social unrest, and US Governments trade and economic sanctions; no transfer of funds to the US can be done at this time. Since these issues have yet to be resolved both domestically and internationally with Nicaragua, the $42,312 amount has not been paid in the US and has been written-off. Since the revenue was earned and collected in Nicaragua, the revenue remains recognized as an account receivable.

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$–	$–

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director. Amounts due were $140,656 and $92,714 at December 31, 2021 and 2020, respectively.

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

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For each of the years ended December 31, 2021 and 2020 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Notes Payable

Notes Payable consists of the following unsecured notes:

	December 31,	December 31,
	2021	2020

Al Yee – 7% Interest, Matures January 2017	$-	$5,000
Michael Walkil – Non Interest Bearing, Due on Demand	-	4,490

Total Notes Payable	$-	$9,490

Interest expense on Mr. Yee’s loan for each of the years ended December 31, 2021 and 2020 was $350. Accrued interest at December 31, 2021 for Mr. Yee was $2,450. Both of these notes payable and the accrued interest were written off at December 31, 2021 because they had reached the lawful statute of limitations. Gain on loan payable of $11,940 is included in the consolidated statement of operations for the year ended December 31, 2021.

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

On February 4, 2020, the Company issued 2.5 million shares of Series A preferred stock as compensation for their two board members and payment of a consulting contract. The preferred shares were valued at $60 million based on the market price of the Company’s common stock of $0.24 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock. On December 7, 2020, the two board of directors and the consultant returned these 2,500,000 shares to be retired. In exchange the Company issued 30,000,000 common shares.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

During the year ended December 31, 2020, the Company issued 132,932 shares of common stock to pay $28,580 due to a related party. The shares value was based on the market price of the Company’s common stock of $0.26 on the measurement date which caused $5,982 loss on conversion.

During the year ended December 31, 2020, the Company issued 7,963,802 shares of common stock to pay $1,608,126 of stock payable. The shares value was based on the varying market prices from $0.08 to $0.26 since the stock was issued on multiple dates. These conversions caused a net $14,778 gain on conversion.

NOTE 9 – Capital Stock - continued

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of December 31, 2021, no shares had been issued from this plan.

NOTE 10 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the years ended December 31, 2021 and 2020 was $-0-.

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