Form 10-Q
period 2022-03-31
Bravo Multinational Inc.
filed 2022-05-04
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par Value $0.0001	BRVO	NONE

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 3, 2021, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
MARCH 31, 2022

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$ 63	$ 93
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-
Prepaid Expenses	10	40

Total Current Assets	73	133

Total Assets	$ 73	$ 133

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$ 100	$ 766
Customer Deposits	35,800	35,800
Due to Related Parties	169,753	140,656
Accrued Board of Directors Fees	1,181,167	1,062,417

Total Liabilities	1,386,820	1,239,639

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,393	89,168,393
Accumulated Deficit	(90,559,903)	(90,412,662)

Total Stockholders' Deficit	(1,386,747)	(1,239,506)

Total Liabilities and Stockholders' Deficit	$ 73	$ 133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2022	2021

Expenses
General and Administrative	$ 2,826	$ 2,611
Professional Fees	25,665	24,233
Board of Directors Fees	118,750	118,750

Total Expenses	147,241	145,594

Loss from Operations	147,241	145,594

Interest Expense	-	87

Loss Before Income Taxes	147,241	145,681

Income Taxes	-	-

Net Loss for the Period	$ 147,241	$ 145,681

Weighted Average Number of Common Shares -
Basic and Diluted	47,641,010	47,641,010

Net Loss for the Period Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$ (147,241)	$ (145,681)

Changes in Assets and Liabilities:
Prepaid Expenses	30	(120)
Accounts Payable and Accrued Expenses	(666)	5,495
Accrued Board of Directors Fees	118,750	118,750

Net Cash Flows Used In Operating Activities	(29,127)	(21,556)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties	29,097	21,436

Net Cash Flows Provided by Financing Activities	29,097	21,436

Net Change in Cash and Cash Equivalents	(30)	(120)

Cash and Cash Equivalents - Beginning of Period	93	6,273

Cash and Cash Equivalents - End of Period	$ 63	$ 6,153

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 - UNAUDITED
>

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,641,010	$ 4,763	$ 89,168,393	$ (89,992,536)	$ (819,380)

Net Loss for the Period	-	-	-	(145,681)	(145,681)

Balance - March 31, 2021	47,641,010	$ 4,763	$ 89,168,393	$ (90,138,217)	$ (965,061)

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	47,641,010	$ 4,763	$ 89,168,393	$ (90,412,662)	$ (1,239,506)

Net Loss for the Period	-	-	-	(147,241)	(147,241)

Balance - March 31, 2022	47,641,010	$ 4,763	$ 89,168,393	$ (90,559,903)	$ (1,386,747)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"), filed with the Securities and Exchange Commission (the "SEC"). It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

NOTE 2 – Summary of Significant Accounting Policies – continued

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

NOTE 2 – Summary of Significant Accounting Policies – continued

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

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value Measurements – continued

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31,2022 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ -	$ -

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ -	$ -

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director.  Amounts due were $169,753 and $140,656 at March 31, 2022 and December 31, 2021, respectively.

NOTE 7 – Related Party Transactions – continued

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three months ended March 31, 2022 and 2021 the Company paid press release wire services in the amount of $-0-.  The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2022 and December 31, 2021, there were  -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028.  As of March 31, 2022, no shares had been issued from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three months ended March 31, 2022 and 2021 was $-0-.

NOTE 10 - Subsequent Events

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2022 and 2021 Statements

Revenues for Company for the three months ended March 31, 2021 and 2022 were $-0- and $-0-. No machines sales occurred.

Cost of sales for the three months ended March 31, 2022 was $-0- and for the three months ended March 31, 2021 was $-0-. The Company had no sales during each of the three months ended March 31, 2021 and 2022.

Gross profit for the three months ended March 31, 2021 was $-0- and for the three months ended March 31, 2021 was $-0-.

Total Operating expenses for three months ended March 31, 2022 was $147,241 compared to $145,594 for the three months ended March 31, 2021. The increase during the three months ending March 31, 2022 was attributed to an increases in General and Adminstrative expenses and Professional fees compared to the three months ending March 31, 2021.

Net Loss:

Net loss for the three months ended March 31, 2022 and 2021 were $147,241 and $145,681, respectively. The increase during the three months ending March 31, 2022 was greatly attributed to the increases in General and Adminstrative expenses and Professional fees.

Liquidity and Capital Resources:

As of March 31, 2022, the Company's assets totaled $73, which consisted of cash of $63 and prepaid expenses of $10. Our total liabilities were $1,386,820. As of March 31, 2022 the Company had an accumulated deficit of $90,559,903 and a working capital deficit of $1,386,747

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO and CFO to advance funds as necessary in meeting our operating requirements.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $29,127 and for the three months ended March 31, 2021 was $21,556 , respectively. The increase in the amount of cash used during the three months ended March 31, 2022 was due to the increases in the payments made on Account payables and Accrued expenses, increases in Professional fees and increases in General and Adminstrative expenses when compared to the three months ended March 31, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2022 and 2021.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $29,097, and for the three months ended March 31, 2021 was $21,436. The increase amount was attributed to higher cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Internal Control Over Financial Reporting” below. Our Chief Operating Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were not effective.

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

The material weaknesses are set forth below:

● The Company has inadequate segregation of duties within its cash disbursement control design.

● During the three months ended March 31, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the three months ended March 31, 2022. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of the three months ending March 31, 2022, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

This Quater report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

No changes have occurred in the Company’s internal controls over financial reporting during the Company’s last report, which has materially affected or is likely to affect such controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2022 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: May 4, 2022	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer