Form 10-Q
period 2022-09-30
Bravo Multinational Inc.
filed 2022-11-03
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]  No[X]

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par Value $0.0001	BRVO	NONE

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 2, 2022, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2022

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$ 103	$ 93
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-
Prepaid Expenses	-	40

Total Current Assets	103	133

Total Assets	$ 103	$ 133

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts Payable and Accrued Expenses	$ 350	$ 766
Customer Deposits	35,800	35,800
Due to Related Parties	186,120	140,656
Accrued Board of Directors Fees	1,418,666	1,062,417

Total Liabilities	1,640,936	1,239,639

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized,
47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,493	89,168,393
Accumulated Deficit	(90,814,089)	(90,412,662)

Total Stockholders' Deficit	(1,640,833)	(1,239,506)

Total Liabilities and Stockholders' Deficit	$ 103	$ 133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expenses
General and Administrative	$ 2,207	$ 2,366	$ 7,087	$ 7,177
Professional Fees	6,175	6,000	38,090	36,837
Board of Directors Fees	118,750	118,750	356,250	356,250

Total Expenses	127,132	127,116	401,427	400,264

Loss from Operations	127,132	127,116	401,427	400,264

Other Expense
Interest Expense	-	87	-	262

Total Other Expense	-	87	-	262

Loss Before Income Taxes	127,132	127,203	401,427	400,526

Income Taxes	-	-	-	-

Net Loss for the Period	$ 127,132	$ 127,203	$ 401,427	$ 400,526

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010	47,641,010	47,641,010

Net Loss for the Period Per Common Shares -Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$ (401,427)	$ (400,526)

Changes in Assets and Liabilities:
Prepaid Expenses	40	(70)
Accounts Payable and Accrued Expenses	(417)	(696)
Accrued Board of Directors Fees	356,249	356,250

Net Cash Flows Used In Operating Activities	(45,555)	(45,042)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	100	$ -
Due to Related Parties	45,464	38,892

Net Cash Flows Provided by Financing Activities	45,564	38,892

Net Change in Cash and Cash Equivalents	9	(6,150)

Cash and Cash Equivalents - Beginning of Period	93	6,273

Cash and Cash Equivalents - End of Period	$ 102	$ 123

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2021	47,641,010	$ 4,763	$ 89,168,393	$ (90,265,859)	$ (1,092,703)

Net Loss for the Period	-	-	-	(127,203)	(127,203)

Balance - September 30, 2021	47,641,010	$ 4,763	$ 89,168,393	$ (90,393,062)	$ (1,219,906)

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2022	47,641,010	$ 4,763	$ 89,168,393	$ (90,686,957)	$ (1,513,801)

Capital Contribution	-	-	100	-	100

Net Loss for the Period	-	-	-	(127,132)	(127,132)

Balance - September 30, 2022	47,641,010	$ 4,763	$ 89,168,493	$ (90,814,089)	$ (1,640,833)

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,641,010	$ 4,763	$ 89,168,393	$ (89,992,536)	$ (819,380)

Net Loss for the Period	-	-	-	(400,526)	(400,526)

Balance - September 30, 2021	47,641,010	$ 4,763	$ 89,168,393	$ (90,393,062)	$ (1,219,906)

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	47,641,010	$ 4,763	$ 89,168,393	$ (90,412,662)	$ (1,239,506)

Capital Contribution	-	-	100	-	100

Net Loss for the Period	-	-	-	(401,427)	(401,427)

Balance - September 30, 2022	47,641,010	$ 4,763	$ 89,168,493	$ (90,814,089)	$ (1,640,833)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109 On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming.  On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"), filed with the Securities and Exchange Commission (the "SEC"). It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

NOTE 2 – Summary of Significant Accounting Policies - continued

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

NOTE 2 – Summary of Significant Accounting Policies – continued

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the nine months ended September 30,2022 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts Receivable	$ 42,312	$ 42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$ -	$ -

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Investcom – See Note 8 Related Party	$ 342,000	$ 342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$ -	$ -

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director.  Amounts due were $186,120 and $140,656 at September 30, 2022 and December 31, 2021, respectively.

NOTE 7 – Related Party Transactions - continued

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the three and nine months ended September 30, 2022 and 2021 the Company paid press release wire services in the amount of $-0-.  The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2022 and December 31, 2021, there were  -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  The Plan shall expire on March 15, 2028.  As of September 30, 2022, no shares had been issued from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three and nine months ended September 30, 2022 and 2021 was $-0-.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2022 and 2021 Statements

Revenues for Company for the three months ended September 30, 2022 and 2021 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the three months ended September 30, 2022 was $-0- and for the three months ended September 30, 2021 was $-0-. The Company had no sales during each of the three months ended September 30, 2022 and 2021.

Gross profit for the three months ended September 30, 2022 was $-0- and for the three months ended September 30, 2021 was $-0-.

Total Operating expenses for three months ended September 30, 2022 was $127,132 compared to $127,116 for the three months ended September 30, 2021. The increase during the three months ending September 30, 2022 was attributed to a increase in Professional Fees compared to the three months ending September 30, 2021.

Nine Months – September 30, 2022 and 2021 Statements

Revenues for Company for the nine  months ended September 30, 2022 and 2021 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the nine months ended September 30, 2022 was $-0- and for the nine months ended September 30, 2021 was $-0-. The Company had no sales during each of the nine months ended September 30, 2021 and 2022.

Gross profit for the nine months ended September 30, 2022 was $-0- and for the nine months ended September 30, 2021 was $-0-.

Total Operating expenses for nine months ended September 30, 2022 was $401,427 compared to $400,264 for the nine months ended September 30, 2021. The increase during the nine months ending September 30, 2022 was attributed to increases in Professional Fees.

Net Loss:

Net loss for the three months ended September 30, 2022 and 2021 were $127,132 and $127,203, respectively. The decrease during the three months ending September 30, 2022 was attributed in reductions in General and Administrative costs compared to the three months ending September 30, 2021 loss of $127,203.

Net loss for the nine months ended September 30, 2022 and 2021 were $401,427 and $400,526, respectively. The increase during the nine months ending September 30 , 2022 was attributed to increases in Professional Fees.

Liquidity and Capital Resources:

As of September 30 , 2022, the Company's assets totaled $103, which consisted of cash of $103. Our total liabilities were $1,640,936. As of September 30, 2022, the Company had an accumulated deficit of $90,814,089 and a working capital deficit of $1,640,833.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $45,555 and for the nine months ended September 30, 2021 was $45,042, respectively. The increase in the amount of cash used during the nine months ended September 30, 2022 was due to the increases in operating expenses when compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the nine months ended September 30, 2022 and 2021.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $45,564 and for the nine months ended September 30, 2021 was $38,892. The increase amount was attributed to the increases in cash infusions by the Company's directors and related parties that were used in operating expenses .

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2022.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the period ended September 30, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporeting period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: November 3, 2022	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer