Form 10-K
period 2022-12-31
Bravo Multinational Inc.
filed 2023-03-06
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the 10,962,523 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.035 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2022) was approximately $383,688. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 3, 2023 the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

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

Item 1. Business.

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, our name was changed to Java Group, Inc., which tried and failed to start a chain of coffee bars. On September 1, 2004, our name was changed to Consolidated General Corp., and under that name the company attempted to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the “San Diego Soccers” soccer team. On August 7, 2007, our name was changed to Goldcorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co.

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, which is the purchase and leasing of gaming equipment. The change of name was effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the Registrants name the trading symbol for the shares of the Registrant’s common stock has been changed to “BRVO.” Registrant’s CUSIP identifier has been changed to 10568F109.

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

On January 16, 2017, The Board of Directors of the Company unanimously approved an amendment to the Company’s Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-three hundred (1-for-300) reverse stock split of our common stock. Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware. The amended Articles of Incorporation increased the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $0.0001 per share. The preferred shares are blank check preferred. Registrant’s CUSIP identifier has been changed to 10568F208.

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its “blank check” preferred stock as Series ‘A’ Preferred Stock, which left 40,000,000 “blank check” authorized but unissued. The Preferred Series ‘A’ had a par value of $0.0001 per share, and entitled holders to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock. Currently, there are no Series ‘A’ Preferred shares outstanding.

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

Throughout 2021 and 2022, management evaluated other possible casino gaming operations with the expectation of finding an economically viable business model. Also, management is in the process of conducting due diligence and negotiations in connection with other opportunities outside of the casino gaming industry.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure(Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol “BRVO.”

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2021 Quarter Ended:
March 31, 2021	$ 0.25	$0.158
June 30, 2021	$0.251	$ 0.12
September 30, 2021	$ 0.10	$ 0.10
December 31, 2021	$0.041	$ 0.04

	High	Low
Fiscal 2022 Quarter Ended
March 31, 2022	$ 0.049	$ 0.049
June 30, 2022	$ 0.035	$ 0..035
September 30, 2022	$ 0.041	$0.041
December 31, 2022	$0.05	$0.05

As of December 31, 2022 we had 47,641,011 shares of our common stock outstanding. Our shares of common stock are held by approximately 122 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

Bravo Multinational, Inc. is authorized to issue an unlimited number of shares of “Blank Check” Preferred stock, with a par value of $0.0001 per share. There are no “Blank Check” preferred shares outstanding and there is no trading market for our “Blank Check” preferred stock.

Additionally, the Company is authorized to issue Series ‘A’ Preferred stock. The Series ‘A’ Preferred stock has a par value of $0.0001 per share, and each share is entitled to receive one hundred (100) times the dividends per share of common stock, each shares has voting rights equal to 100 shares of common stock, and they have liquidation rights and conversion rights equal to 100 shares of common stock. There are no Series ‘A’ Preferred outstanding at this time, and there is no trading market for the Series ‘A’ Preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In 2022, The Company had no sales of unregistered securities.

The securities described above if any were issued would have had a reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act. Each investor acquired his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Corporate Actions

On September 25, 2020, the Company filed a Definitive Information Statement on a shareholder consent to reincorporate Bravo Multinational Incorporated from the State of Delaware to the State of Wyoming (See Exhibit 4.1).

On June 01, 2021, the Company accepted the resignations of Steve Gagnon, John LaViolette and Sasha Shapiro as directors.

On September 07, 2022, the Company dissolved the “Business Advisory Board” that was formed in 2020.

Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director

Employment Contracts

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Merle Ferguson as the Company’s Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. 1,500,000 Preferred Series ‘A’ shares were issued to Mr. Ferguson as part of the compensation agreement (See Exhibit 10.10). On December 7, 2020, Bravo Multinational Incorporated, issued 20,000,000 shares of its common stock issued to Mr. Ferguson in exchange for the return of the 1,500,000 shares of its Preferred Series ‘A’ shares. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company’s Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. 500,000 Preferred Series ‘A’ shares were issued to Mr. Kaiser as part of the compensation agreement (See Exhibit 10.11). On December 7, 2020, Bravo Multinational Incorporated, issued 5,000,000 shares of its common stock to Mr. Kaiser in exchange for the return of the 500,000 shares of its Preferred Series ‘A’ shares. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

Consulting Agreements

On February 2, 2020, the Company signed a three year consulting agreement with Ms. Susan Donohue. In consideration for entering into that contract, the Company issued a one-time payment of 500,000 Preferred Series ‘A’ shares to Ms. Donohue as payment-in-full for the agreement (See Exhibit 10.12). On December 7, 2020, the Series A Preferred shares issued to Ms. Donohue were returned to the Company in exchange for 5,000,000 shares of common stock. The contract expired on February 02, 2023.

Corporate Events During 2022

On September 07, 2022, the Board of Directors dissolved the “Business Advisory Board” that was formed in November 2020. The dissolution of the Business Advisory Board is not due to any disputes or disagreements.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “BRVO|” and “Bravo Multinational Incorporated,” all refer to the “Company”.

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the Company’s operations which could have a material adverse effect on the Company’s current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the Company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations. It may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Going Concern

As of December 31, 2022, Bravo Multinational had an accumulated deficit of $90,940,720. We, as managment, have substantial doubt about our ability to continue as a going concern. While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations. We intends to raise additional funds by way of an offering of our securities, and that the actions presently being taken to further implement our business plan and generate revenues will improve the Company’s operating results. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. This issue is addressed in footnote 4 to the financial statements.

Year Ended December 31, 2022, compared to the Year Ended December 31, 2021

Revenues for the Company’s year ended December 31, 2022 totaled $-0- and for year ended December 31, 2021 totaled $-0. No machines sales occurred throughout the years ended December 31, 2022 and 2021.

Cost of Goods Sold for the year ended December 31, 2022 totaled $-0- and for year ended December 31, 2021 totaled $-0. No gaming machines were purchased or sold during the years ended December 31, 2022 and 2021.

Gross margins for the years ended December 31, 2022 and 2021 were 0%, respectively.

General and Administrative expenses for the year ended December 31, 2022 totaled $8,793 compared to $9,436 for year ending December 31, 2021. The decrease was attributed to lower fees paid to the Company’s stock transfer agent in 2022.

Professional Fees for the year ending December 31, 2022 totaled $44,265 compared to $43,203 for year ending December 31, 2021, the increase was attributed to higher legal and accounting fees incurred as a fully reporting Company with the SEC.

Board of Director fees for the year ending December 31, 2022 totaled $475,000 compared to $475,000 for year ending December 31, 2021.

Total Other (Income) and Expense for the year ending December 31, 2022 was $-0-, compared to $107,513 for year ending December 31, 2021, the decrease was because the Company had no gain from write-offs on Loan and Account Payables.

Net Loss

Net loss for the years ended December 31, 2022 and 2021 were $528,058 and $420,126 respectively. The increase in loss in 2022 was attributed due to the decrease in Total Other (Income) and Expense as mentioned per above.

Liquidity and Capital Resources:

As of December 31, 2022, our only asset, consisted of Cash, totaled $73. The Company’s total liabilities at December 31, 2022 were $1,767,537, which consisted primarily of accounts payable, accrued expenses, customer deposits, and accrued board of director fees. As of this date the Company had an accumulated deficit of $90,940,720 and working capital of deficit of $1,767,464. This increase in our deficit over the same period in 2021, is due to the decrease in Total Other (Income) and Expense; no gains in write-offs for 2022.

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern (see footnote 4 of the financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meet our operating requirement.

Cash from Financing Activities

Net cash provided by financing activities was $53,014 for year ended December 31, 2022, and was $47,942 for year ended December 31, 2021.

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

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718)to expand the scope of ASC 718,Compensation - Stock Compensation (Topic 718)(“ASU 2018-07”), to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company is still evaluating this ASU and anticipates it will not have significant impact on our condensed consolidated financial statements and related disclosures.

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

Our management, including our principal operating officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

● During the year ended December 31, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2022 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework (“2013 Framework”), Initially issued in 1992, the original framework (“1992 Framework”) provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of December 31, 2014, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result of the transition to the 2013 Framework.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational of December 31, 2022:

Name	Age	Position	Director Since
Merle Ferguson	76	Chairman of the Board, Chief Executive Officer, President, and Director (Nov. 2018)	2018
Richard Kaiser	58	Secretary and Corporate Governance Officer, Interim Chief Financial Officer (Feb. 2017)	2016

The following sets forth biographical information regarding the Company’s directors.

Mr. Ferguson became Chairman of the Board, CEO and President of the Company in November 2018. Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.’s stock trades on the OTC Markets-Pink. Mr. Ferguson became Chairman of the Board of Bioforce Nanosciences Holdings, Inc. (BFNH) on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of that Company. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH’s Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. From January 2009 to the present, Mr. Ferguson had served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Los Angeles, California.  Element Global provides mining, media and energy services. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. The stock of Element Global is trades on the OTC Markets Pink, no information market. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock Holdings, Inc. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia. Gold Rock Holdings is a Nevada Corporation which trades under the symbol GRHI on OTC Markets. Gold Rock Holdings, Inc. provides underground contruction managment services for laying fiber optic and copper cables. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Richard Kaiser since 2018 is the Company’s Director, Acting CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company, trades under symbol BFNH on OTC Markets and is Nevada Corporation with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. In August 2022, Mr. Kaiser became a Director and Cheif Finanical Officer of Gold Rock Holdings, Inc., located in Virginia Beach, VA. Gold Rock Holdings is a Nevada Corporation which tracdes under the symbol GRHI on OTC Markets. Gold Rock Holdings, Inc. provides underground contruction managment services for laying fiber optic and copper cables. The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

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

● A director who is, or at any time during the past three years was, employed by the company.

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

During the fiscal year ended December 31, 2022, the Executive Committee held no formal meetings.

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

Business Advisory Board

On September 07, 2022, the Board of Directors dissolved the “Business Advisory Board” that was formed in November 2020. The dissolution of the Business Advisory Board is not due to any disputes or disagreements.

Board of Directors Meetings

During the year ended December 31, 2022, our board of directors held one (1) formal meetings. All of Bravo’s directors attended 100% of our meetings in 2022.

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

Additional Compensation. Each of our officers receives additional compensation as provided in the officers’ employment agreement. All payments to officers must be approved by our board of directors or compensation committee based on the individual officer’s performance and company performance.

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

Bravo Multinational Incorporated Summary Compensation Table

The following table sets forth compensation for our two named executive officers for the two completed fiscal years ended December 31, 2021 and December 31, 2020:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)
Merle Ferguson President, CEO and Director	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-
Richard Kaiser CFO,Secretary and Director	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser in 2020. Under the terms of those employment agreements Mr. Ferguson is owed $300,000 as of the year-ended December 31, 2022 and is owed $300,000 for year-ended December 31, 2021, totaling $600,000. Total accrured compensation owed to Mr. Ferguson is $857,000. Mr. Kaiser is owed $175,000 as of the year-ended December 31, 2022 and is owed $175,000 as of the year-ended December 31, 2021. Total accrured compensation owed to Mr. Kaiser is $586,417. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of cash payments. Any common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2022, Bravo Multinational Incorporated has employment agreements with Mr. Merle Ferguson, Chairman of the Board, Chief Executive Officer, and President and with Mr. Richard Kaiser, acting Chief Financial Officer, Secretary, and Corporate Governance Officer.

Merle Ferguson’s Employment Agreement: On February 1, 2020, Mr. Ferguson entered into five-year (5) employment contract as the Company’s Chairman & President with an annual salary of $300,000 to be paid in cash, shares or combination of cash and shares. A 1,500,000 Preferred Series ‘A’ was agreed to be issued as part of the compensation agreement (See Exhibit 10.10). On December 07, 2020, the Company issued 20,000,000 common shares in exchange for the 1,500,000 Series Preferred ‘A’ shares. The Series A Preferred shares were then returned to authorized unissued status. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

Richard Kaiser’s Employment Agreement: On February 1, 2020, Mr. Kaiser entered into a new five-year (5) contract as the Company’s Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. 500,000 Preferred Series ‘A’ shares were issued to Mr. Kaiser as a signing bonus for entering into the employment agreement (See Exhibit 10.11). On December 07, 2020, the Company issued to Mr. Kaiser 5,000,000 common shares in exchange for the 500,000 Series Preferred ‘A’ shares. The Series ‘A’ Preferred shares were then returned to authorized unissued status. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

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

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2022. The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Merle Ferguson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this filing by:

● Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

● Each director; and,

● All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent (11)
Merle Ferguson(2)(3)(4)	20,000,000	41.98%
Richard Kaiser (2)(3)(5)	6,664,801	13.99%
All Directors and Officers as a group (5 people)	26,664,801	55.97%
Paul Parliament (6)	5,013,687	10.52%
Susan Donohue(7)	5,000,000	10.50%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which they beneficially own.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of February 08, 2023 there were outstanding 47,641,011 shares of our common stock outstanding. Therefore, the “controlling stockholders”, as a group, have voting control over all matters which may be acted upon by our stockholders. There are no voting agreements among the “controlling stockholders.”

(3) Mr. Ferguson now effectively controls 41.98%, and Mr. Kaiser controls 13.99% of the outstanding shares of common stock together they control 55.97% of the voting shares outstanding.

(4) Mr. Ferguson is our Chairman of the board of the directors, Chief Executive Officer, President and a director; all 20,000,000 shares are Rule 144 - Restricted shares.

(5) Mr. Kaiser, our Chief Financial Officer, Secretary, Corporate Governance Officer, and Director, has 5,490,041 Rule 144 - Restricted shares and 587,380 freely trades shares for a total of 6,664,801 common shares.

(6) Mr. Parliament is a former office and director who owns 5,013,687 shares.

(7) Ms. Susan Donohue was issued 5,000,000 Rule 144 - Restricted shares issued per terms of a non-employee consulting agreement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser at his office, Yes International, LLC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2022 and 2021 were $34,600 and $32,400, respectively, with a total for both years of $67,000.

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2022 and 2021 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2022 and 2021, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation Bravo Multinational Inc.( Wyoming) Original and Amended; Filed in Form DEFR 14C - September 29, 2020
3.2*	Bylaws of Bravo Multinational Inc. (Wyoming);Filed in Form DEFR 14C -September 29, 2020
4.1*	Agreement and Plan of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Filed in Form DEFR 14C - September 29, 2020
4.2*	Articles of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020; Filed March 3, 2021 as Exhibit 4.2, Form 10-K for year ended Dec. 31, 2020
4.3*	Certificate of Merger from Bravo Multinational, Inc. (Delaware) to Bravo Multinational, Inc.(Wyoming); Dated October 02, 2020; Filed March 3, 2021 as Exhibit 4.3, on Form 10-K for year ended Dec. 31, 2020
10.1*	Charter of the Audit Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.1 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.2*	Charter of the Compensation Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.2 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.3*	Corporate Governance Principles of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.3 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.4*	Charter of the Executive Committee of the Board of Directors of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.4 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.5*	Charter of the Finance Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.5 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.6*	Charter of the Governance and Nominating Committee of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 10.6 on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
10.7*	Order to Convert (corrected)-Douglas Brooks- December 4, 2019; Filed as Exhibit 10.42 of Form 10-K September 03, 2019.
10.8*	Private Placement Agreement - M. Corrigan July 16, 2019 (filed as exhibit 10.13 on September 30, 2017 Qtr. Report).
10.9*	Consulting Agreement -RSDI Enterprises & Aldo Dalla-Vecchia, July, 1 2019 (filed as exhibit 10.14 on September 30, 2017 Qtr. Report).
10.10*	Employment Contract- Ferguson- February 1, 2020.
10.11*	Employment Contract-Kaiser-February 1, 2020.
10.12*	Consulting Agreement -Donohue- February 4, 2020.
14.1*	Code of Business Conduct of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
14.2*	Amended Code of Ethics for Officers of Goldland Holdings Co. dated March 24, 2015, filed as Exhibit 14.2 to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, on April 1, 2015, Commission File Number 000-53505.
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	XBRL Interactive Exhibits.

____________

+Filed herewith.

*Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Date: March 6, 2023

By/s/ Merle Ferguson

Merle Ferguson, President, Chief Executive Officer, and Chairman

By/s/ Richard Kaiser

Richard Kaiser, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	March 6 , 2023

/s/ Richard Kaiser Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	March 6 , 2023

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Bravo Multinational Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2017

Lakewood, CO

March 6, 2023

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$73	$93
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	—	—
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	—	—
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	—	—
Prepaid Expenses	—	40

Total Current Assets	73	133

Total Assets	$73	$133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$750	$766
Customer Deposits	35,800	35,800
Due to Related Parties	193,570	140,656
Accrued Board of Directors Fees	1,537,417	1,062,417

Total Liabilities	1,767,537	1,239,639

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,493	89,168,393
Accumulated Deficit	(90,940,720)	(90,412,662)

Total Stockholders’ Deficit	(1,767,464)	(1,239,506)

Total Liabilities and Stockholders’ Deficit	$73	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2022	2021
Expenses
General and Administrative	$8,793	$9,436
Professional Fees	44,265	43,203
Board of Directors Fees	475,000	475,000

Total Expenses	528,058	527,639

Loss from Operations	528,058	527,639

Other (Income) and Expense

Interest Expense	—	350
Gain on Loan Payable Forgiveness and Write off	—	(11,940)
Gain on Write off of Accounts Payable	—	(95,923)

Total Other (Income) and Expense	—	(107,513)

Loss Before Income Taxes	528,058	420,126

Income Taxes	—	—

Net Loss	$528,058	$420,126

Weighted Average Number of Common Shares -Basic and Diluted	47,641,010	47,641,010

Net Loss Per Common Shares -Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,641,010	$4,763	$89,168,393	$(89,992,536)	$(819,380)

Net Loss	—	—	—	(420,126)	(420,126)

Balance - December 31, 2021	47,641,010	4,763	89,168,393	(90,412,662)	(1,239,506)

Capital Contribution	—	—	100	—	100

Net Loss	—	—	—	(528,058)	(528,058)

Balance - December 31, 2022	47,641,010	$4,763	$89,168,493	$(90,940,720)	$(1,767,464)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2022	2021

Cash Flows from Operating Activities

Net Loss	$(528,058)	$(420,126)

Non-Cash Adjustments
Gain on Write off of Accounts Payable	—	(95,923)
Gain on Loan Payable Forgiveness and Write off	—	(11,940)

Changes in Assets and Liabilities:
Prepaid Expenses	40	(40)
Accounts Payable and Accrued Expenses	(16)	(1,093)
Accrued Board of Directors Fees	475,000	475,000

Net Cash Flows Used In Operating Activities	(53,034)	(54,122)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions	100	—
Due to Related Parties, Net	52,914	47,942

Net Cash Flows Provided by Financing Activities	53,014	47,942

Net Change in Cash and Cash Equivalents	(20)	(6,180)

Cash and Cash Equivalents - Beginning of Year	93	6,273

Cash and Cash Equivalents - End of Year	$73	$93

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the nine months ended December 31, 2022 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$—	$—

Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the machine income that was in accounts receivable on December 31, 2017 in the amount of $42,312.

The Allowance for Doubtful Accounts in the amount of $42,312 was collected but it remains in Nicaragua because of the political instability, social unrest, and US Government’s trade and economic sanctions; no transfer of funds to the US can be done at this time. Since these issues have yet to be resolved both domestically and internationally with Nicaragua, the $42,312 amount has not been paid in the US and has been written-off. Since the revenue was earned and collected in Nicaragua, the revenue remains recognized as an account receivable.

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$—	$—

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, and one (1) former director.  Amounts due were $193,570 and $140,656 at December 31, 2022 and 2021, respectively.

NOTE 7 – Related Party Transactions – continued

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services. For each of the years ended December 31, 2022 and 2021 the Company paid press release wire services in the amount of $-0-.  The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2022 and 2021, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of December 31, 2022, no shares had been issued from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the years ended December 31, 2022 and 2021 was $-0-.

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