Form 10-Q
period 2023-03-31
Bravo Multinational Inc.
filed 2023-05-05
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 04, 2023, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
MARCH 31, 2023

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$43	$73
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-

Total Current Assets	43	73

Total Assets	$43	$73

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$2,211	$750
Customer Deposits	35,800	35,800
Due to Related Parties	216,791	193,570
Accrued Board of Directors Fees	1,656,167	1,537,417

Total Liabilities	1,910,969	1,767,537

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	89,168,493	89,168,493
Accumulated Deficit	(91,084,182)	(90,940,720)

Total Stockholders’ Deficit	(1,910,926)	(1,767,464)

Total Liabilities and Stockholders’ Deficit	$43	$73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2023	2022

Expenses
General and Administrative	$1,376	$2,826
Professional Fees	23,336	25,665
Board of Directors Fees	118,750	118,750

Total Expenses	143,462	147,241

Loss from Operations Before Income Taxes	143,462	147,241

Income Taxes	-	-

Net Loss for the Period	$143,462	$147,241

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2023	2022
Cash Flows from Operating Activities

Net Loss for the Period	$(143,462)	$(147,241)

Changes in Assets and Liabilities:
Prepaid Expenses	-	30
Accounts Payable and Accrued Expenses	1,461	(666)
Accrued Board of Directors Fees	118,750	118,750

Net Cash Flows Used In Operating Activities	(23,251)	(29,127)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	23,221	29,097

Net Cash Flows Provided by Financing Activities	23,221	29,097

Net Change in Cash and Cash Equivalents	(30)	(30)

Cash and Cash Equivalents - Beginning of Period	73	93

Cash and Cash Equivalents - End of Period	$43	$63

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2023 - UNAUDITED

	Common Stock		Additional		Total
For the Three Months Ended	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
March 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	47,641,010	$4,763	$89,168,393	$(90,412,662)	$(1,239,506)

Net Loss for the Period	-	-	-	(147,241)	(147,241)

Balance - March 31, 2022	47,641,010	$4,763	$89,168,393	$(90,559,903)	$(1,386,747)

	Common Stock		Additional		Total
For the Three Months Ended	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
March 31, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	47,641,010	$4,763	$89,168,493	$(90,940,720)	$(1,767,464)

Net Loss for the Period	-	-	-	(143,462)	(143,462)

Balance - March 31, 2023	47,641,010	$4,763	$89,168,493	$(91,084,182)	$(1,910,926)

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

The Company owned patented and unpatented mining claims on War Eagle Mountain in the state of Idaho. The Company entered into a lease agreement with Silver Falcon Mining, Inc. (SFMI) under which SFMI is entitled to mine the land and the Company is entitled to a 15% net royalty on all minerals extracted by SFMI from tailing piles on the premises or through shafts or adits located on the premises. The lease agreement was deferred for a two year period, 2014 and 2015, so that SFMI could restructure its finances. The Company determined that SFMI is unable to pay the lease and that any debt owed by SFMI to the Company is not recoverable. The Company currently owns 76.63 acres within seven patented claims with a 29.167% ownership interest on War Eagle Mountain in the state of Idaho. The Company allowed all of its BLM (Bureau of Land Management) unpatented and placer claims to expire. The carrying value on such claims both patented and unpatented was fully impaired due to lack of economic viability of such properties.

The Company is currently engaged in the business of buying and reselling gaming equipment. The Company also buys machines for its own use that are placed in casinos or gaming areas to obtain monthly revenue streams from the machines’ net win revenue.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

NOTE 2 – Summary of Significant Accounting Policies – continued

Fair Value Measurements

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable are of approximate fair value.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31,2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$-	$-

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$-	$-

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

Due to Related Parties consist of payments of Company expenses by the Company’s two (2) current directors, one (1) former director. Amounts due were $216,791 and $193,570 at March 31, 2023 and December 31, 2022, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For each of the three months ended March 31, 2023 and 2022 the Company paid press release wire services in the amount of $-0-. The Company also currently operates out of the Yes International, LLC., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2023 and December 31, 2022, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of March 31, 2023, no shares had been issued from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International LLC., a related party, at no cost. Rent expense for the each of the three months ended March 31, 2023 and 2022 was $-0-.

NOTE 10 - Subsequent Events

On April 11, 2023, a director and officer of the Company sold his controlling interest, approximately 67%, in a private transaction. Furthermore, the board of directors agreed with the creditors to eliminate previously accrued board of directors’ fees in the amount of $1,656,167 and amounts due to the two current directors in the amount of $203,602.

On April 12, 2023, the board of directors accepted the resignation of Mr. Merle Ferguson as the Company’s Chairman of the Board, Chief Executive Officer, and President, to be effective on the completion of the seating of a new board of directors

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

 ● our future strategic plans

 ● our future operating results;

 ● our business prospects;

 ● our contractual arrangements and relationships with third parties;

 ● the dependence of our future success on the general economy;

 ● our possible future financing

 ● the adequacy of our cash resources and working capital; and

 ● the Covid-19 pandemic

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

On August 3, 2020, both the Board of Directors of the Company and the consent of the majority of the shareholders agreed in changing the Company’s incorporation from the State of Delaware to the State of Wyoming. On September 29, 2020, the Company filed and mailed an “Information Statement” to all shareholders of the record date, September 25, 2020, notifying shareholders of this approval to change the Company’s state of its incorporation domicile from the State of Delaware to the State of Wyoming through a Reincorporation Merger of Bravo Multinational, Inc. a Delaware Corporation (Bravo Delaware) into its wholly owned Wyoming subsidiary Bravo Multinational, Inc. (Bravo Wyoming).

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

Current Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson (1)	Director
Richard Kaiser	Director
(1) Please refer to Item 5 - Subsequent Event

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2023 and 2022 Statements

Revenues for Company for the three months ended March 31, 2023 and 2023 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the three months ended March 31, 2023 was $-0- and for the three months ended March 31, 2022 was $-0-. The Company had no sales during each of the three months ended March 31, 2023 and 2023.

Gross profit for the three months ended March 31, 2023 was $-0- and for the three months ended March 31, 2022 was $-0-.

Total Operating expenses for three months ended March 31, 2023 was $143,462 compared to $147,241 for the three months ended March 31, 2022. The decrease during the three months ending March 31, 2023 was attributed to a decreases in Professional Fees and General and Administrative cost compared to the three months ending March 31, 2022.

Net Loss:

Net loss for the three months ended March 31, 2023 and 2022 were $143,462 and $147,241, respectively. The decrease during the three months ending March 31, 2023 was attributed in reductions in Professional fees and General and Administrative costs compared to the three months ending March 31, 2022 loss of $147,241.

Liquidity and Capital Resources:

As of March 31, 2023 the Company’s assets totaled $43, which consisted of cash. Our total liabilities were $1,910,969. As of March 31, 2023, the Company had an accumulated deficit of $91,084,182 and a working capital deficit of $1,910,926.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (Read Item 5 -Other Information).

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $23,251, and for the three months ended March 31, 2022 was $29,097. The decrease in the amount of cash used during the three months ended March 31, 2023 was due to the decreases in operating expenses when compared to the three months ended March 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2023 and 2022.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $23,221 and for the three months ended March 31, 2022 was $29,097. The decreases in the amount was attributed to the decreases in cash infusions by the Company’s directors and related parties that were used in operating expenses.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2023 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of the control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On April 11, 2023, as a result of a private transaction, the control block of voting stock of Bravo was transferred from an officer and director to previously unaffiliated third parties. This transaction was described more specifically in the Company’s Current Report on Form 8-K filed on April 27, 2023. As part of this transaction fees and salaries previously accrued were forgiven and eliminated. It is anticipated that a change in the Company’s business model and a change in control of the board will occur shortly, when all regulatory requirements have been met. (See footnote 10 to the financial statements.)

As part of the transaction described above, the following individuals were appointed to the positions set forth beside their names below:

Name	Position
Grant Cramer	Director/Chief Executiver Officer
Frank J. Hagne, Jr.	Director/President
Kayal Slick	Director/Cheif Operations Officer
Josh Vance	Director

These appointments will become effective when all applicable regulatory filings have been made.

Biographes:

GRANT CRAMER - CEO & Directo r- Grant Cramer is a prominent figure in the entertainment industry with over three decades of experience. He has worked as an actor, writer, director, producer, and production executive. As the founder and president of Landafar Entertainment and Global Pictures Media, he has overseen the development and production of 14 feature films, including End Of Watch, Escape Plan, and 2 Guns. Mr. Cramer’s impressive filmography includes executive producing Lone Survivor, November Man, and Arctic Dogs. He also produced And So It Goes, which was directed by Rob Reiner and starred Michael Douglas and Diane Keaton. His 30-minute short film Say Goodnight, Michael won several awards, including the Grand Jury Award at the New York International Independent Film Festival. Mr. Cramer is currently working on several upcoming projects, including Neponset Circle and On Silver Wings.

FRANK HAGAN - President & Director - Frank Hagan is a seasoned producer with over 30 years of experience in the entertainment industry. His expertise ranges from national and local TV shows to award-winning talk shows and reality programs. With his reputation for producing solid and marketable program ideas, he has worked for various networks, streaming platforms, and even Broadway. In addition to producing, Mr. Hagan has worked in programming and general management, as well as consulting and owning his production company. He has produced shows for major networks and companies, including Discovery, History Channel, and Relativity Media. Most recently, he served as a consulting producer for Electric Entertainment’s ElectricNOW!, the Saturn Awards, and worked as a regular weekly panelist for Outlaw Internet Radio.

KAYLA SLICK - COO & Director - Kayla Slick is a versatile executive with over 15 years of experience in various industries including finance, healthcare, technology, retail, hospitality, and entertainment. She has specialized in operations management, business development, strategic and digital marketing, public relations, pipeline planning, and product development. Mrs. Slick has a proven track record of successfully managing rapid revenue growth environments, co-founding The PRIME Symposium, and significantly increasing revenues and survey participation for INSIDE Public Accounting. In 2016, she joined Interactive Digital Solutions, where she developed the Sales Development Program and was later promoted to Marketing Communications Director for IDS’ flagship product, MedSitter®. Mrs. Slick has consulted and managed multiple organizations through various projects, including post-acquisition integration strategies. She is a member of the American Marketing Association and earned her Bachelor of Science in Financial Counseling & Planning and Organizational Leadership & Supervision, and she is currently pursuing her Master of Science in Communications at Purdue University.

JOSH VANCE - Director - Josh Vance has been in commercial real estate since 1999 and has extensive experience in sales and leasing of various properties. His background in owning, maintaining, and investing in varying business ventures provides him with valuable insights into the industry, ensuring his clients get the best possible results. Mr. Vance’s commitment to education led him to receive a CCIM designation in 2008, and he is currently the CCIM UT Chapter President. With his unique marketing efforts, reliable negotiation skills, and enthusiasm, Mr. Vance consistently places among the top producers in the company, establishing loyal client relationships. He is dedicated to providing his clients with information and options, ensuring that they make informed decisions that meet their individual needs.

Mr. Richard Kaiser has agreed to remain with the Company as CFO and Director.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: May 05, 2023	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer

By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer