Form 10-Q
period 2023-06-30
Bravo Multinational Inc.
filed 2023-07-28
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 27, 2023, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
JUNE 30, 2023

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$2,535	$73
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Prepaid Expenses - Retainers	29,325	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-

Total Current Assets	31,860	73

Total Assets	$31,860	$73

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$8,936	$750
Customer Deposits	35,800	35,800
Due to Related Parties	66,230	193,570
Accrued Board of Directors Fees	119,750	1,537,417

Total Liabilities	230,716	1,767,537

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding, Respectively	4,763	4,763
Additional Paid-In-Capital	90,954,399	89,168,493
Accumulated Deficit	(91,158,018)	(90,940,720)

Total Stockholders’ Deficit	(198,856)	(1,767,464)

Total Liabilities and Stockholders’ Deficit	$31,860	$73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expenses
General and Administrative	$4,046	$2,054	$5,423	$4,880
Professional Fees	26,040	6,250	49,375	31,915
Board of Directors Fees	43,750	118,750	162,500	237,500

Total Expenses	73,836	127,054	217,298	274,295

Loss from Operations Before Income Taxes	73,836	127,054	217,298	274,295

Income Taxes	-	-	-	-

Net Loss for the Period	$73,836	$127,054	$217,298	$274,295

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(217,298)	$(274,295)

Changes in Assets and Liabilities:
Prepaid Expenses - Retainers	(29,325)	40
Accounts Payable and Accrued Expenses	8,186	(367)
Accrued Board of Directors Fees	162,500	237,500

Net Cash Flows Used In Operating Activities	(75,937)	(37,122)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	78,398	37,062

Net Cash Flows Provided by Financing Activities	78,398	37,062

Net Change in Cash and Cash Equivalents	2,461	(60)

Cash and Cash Equivalents - Beginning of Period	73	93

Cash and Cash Equivalents - End of Period	$2,534	$33

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Transactions
Accrued Board of Directors Fees - Contributed to Capital	$1,580,167	$-
Due to Related Parties - Contributed to Capital	$205,739	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 UNAUDITED

	Common Stock		Additional		Total
For the Three and Six Months	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
Ended June 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	47,641,010	$4,763	$89,168,393	$(90,412,662)	$(1,239,506)

Net Loss for the Period	-	-	-	(147,241)	(147,241)

Balance - March 31, 2022	47,641,010	4,763	89,168,393	(90,559,903)	(1,386,747)

Net Loss for the Period	-	-	-	(127,054)	(127,054)

Balance - June 30, 2022	47,641,010	$4,763	$89,168,393	$(90,686,957)	$(1,513,801)

	Common Stock		Additional		Total
For the Three and Six Months	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
Ended June 30, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	47,641,010	$4,763	$89,168,493	$(90,940,720)	$(1,767,464)

Net Loss for the Period	-	-	-	(143,462)	(143,462)

Balance - March 31, 2023	47,641,010	4,763	89,168,493	(91,084,182)	(1,910,926)

Capital Contributions - Directors	-	-	1,785,906	-	1,785,906

Net Loss for the Period	-	-	-	(73,836)	(73,836)

Balance - June 30, 2023	47,641,010	$4,763	$90,954,399	$(91,158,018)	$(198,856)

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

Until July, 3, 2023, the Company was engaged in the business of buying and reselling gaming equipment. The Company used to buy machines for its own use that were placed in casinos or gaming areas to obtain monthly revenue streams from the machines’ net win revenue.

Subsequently, as of July 03, 2023, upon successful change in control of the ownership of the Company, the new management team at Bravo Multinational, Inc. (OTC: BRVO) changed the Company’s business plan and is now pursuing business ventures in the entertainment, hospitality, and technology sectors. The Company’s mission is to create long-term value for its shareholders from high-growth business opportunities (See Subsequent Events - Note 10).

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of June 30, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

NOTE 2 – Summary of Significant Accounting Policies – continued

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the six months ended June 30,2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31,2022

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$-	$-

Due to civil unrest and the devastation of Hurricane Nate in Nicaragua in October 2017, the Company wrote off the machine income that was in accounts receivable on December 31, 2017, in the amount of $42,312.

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31,2022

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$-	$-

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

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, two (2) former directors and one (1) shareholder. Amounts due were $66,230 and $193,570 at June 30, 2023 and December 31, 2022, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services. For each of the three and six months ended June 30, 2023 and 2022 the Company paid press release wire services in the amount of $870 and $-0-, respectively. The Company paid Yes International for filing fees in the amount of $930 and $-0- for each of the three and six months ended June 30, 2023 and 2022, respectively. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2023 and December 31, 2022, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of June 30, 2023, previously issued shares totaled 4,516,667 from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the three and six months ended June 30, 2023 and 2022 was $-0-.

NOTE 10 - Subsequent Events

As previously reported on July 03, 2023 a change in control of the Company occurred. As a result of the change in control, the Company has a new management team and they have changed the Company’s business plan. Under the new plan the Company will pursue business ventures in the entertainment, hospitality, and technology sectors. The Company’s new mission is to create long-term value for its shareholders from high-growth business opportunities.

On July 3, 2023, the Company entered into a share exchange agreement with Recombinant Productions Inc., (“RPI”), a Nevada corporation that is engaged in the business of developing and acquiring entertainment content and related technologies that span both traditional and new media distribution platforms. This transaction closed on July 7, 2023. Under the terms of the agreement, RPI shareholders exchanged shares representing approximately 51% of their outstanding common stock to the Company in exchange for 8,500,000 shares of the common stock of the Company. RPI is now a majority owned subsidiary of the Company.

On July 20, 2023, Bravo Multinational Incorporated formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada Corporation.

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

On April 12, 2023, the board of directors accepted the resignation of Mr. Merle Ferguson as the Company’s Chairman of the Board, Chief Executive Officer, and President, to be effective on the completion of the seating of a new board of directors (See Subsequent Section).

On May 17, 2023, the Company filed a Schedule 14f, an information statement under the 1934 Act in order to notify shareholders of a change in majority control of the “Company’s Board of Directors other than by a Meeting of Stockholders.”

On June 21, 2023, the Company filed an amended Schedule 14f information statement under the 1934 Act to clarify the “Security Ownership of Certain Beneficial Owners and Management.” Subsequently, all shareholders of the Company of record as of May 19, 2023 received through mail and electronic notification a full copy of the 14f - Change in Majority Control of the Company’s Board of Directors.

Subsequently, as of July 03, 2023, upon successful change in control, the management team at Bravo Multinational, Inc. (OTC: BRVO) is pursuing business ventures in the entertainment, hospitality, and technology sectors. The Company’s mission is to create long-term value for its shareholders from high-growth business opportunities (See Subsequent Section -Part II, Item 5).

On July 20, 2023, Bravo Multinational Incorporated formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada Corporation (See Subsequent Section -Part II, Item 5).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet websites, www.bravomultinational.com and www.bravomultinationalinc.com, shall not constitute part of this report.

Current Directors

The following persons as of June 30, 2023 where the Company’s Directors:

Merle Ferguson (1)	Director
Richard Kaiser	Director
(1) Please refer to Item 5 - Subsequent Event

On April 12, 2023, the board of directors accepted the resignation of Mr. Merle Ferguson as the Company’s Chairman of the Board, Chief Executive Officer, and President, to be effective on the completion of the seating of a new board of directors which subsequently became effective July 03, 2023. Mr. Richard Kaiser remains a Director and Chief Financial Officer.

As part of the transaction described above and previously disclosed in the Company’s information statement on Scheduled 14f the following officers and directors have assumed their offices as set forth below effective July 3, 2023 (See Subsequent Section -Part II, Item 5):

Name	Position
Grant Cramer	Director/Chief Executive Officer
Frank J. Hagan, Jr.	Director/President
Kayla Slick	Director/Chief Operations Officer
Josh Vance	Director

Biographies:

GRANT CRAMER - CEO & Director- Grant Cramer is a prominent figure in the entertainment industry with over three decades of experience. He has worked as an actor, writer, director, producer, and production executive. As the founder and president of Landafar Entertainment and Global Pictures Media, he has overseen the development and production of 14 feature films, including End Of Watch, Escape Plan, and 2 Guns. Mr. Cramer’s impressive filmography includes executive producing Lone Survivor, November Man, and Arctic Dogs. He also produced And So It Goes, which was directed by Rob Reiner and starred Michael Douglas and Diane Keaton. His 30-minute short film Say Goodnight, Michael won several awards, including the Grand Jury Award at the New York International Independent Film Festival. Mr. Cramer is currently working on several upcoming projects, including Neponset Circle and On Silver Wings.

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

RICHARD KAISER - Since 2018, the Company Director, CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. In 1993, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company, trades under symbol BFNH on OTC Markets and is a Nevada Corporation with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. Since July 2020, Mr. Kaiser is also on the board of Element Global, Inc., a Wyoming Corporation, and a wholly-owned subsidiary of BioForce NanoSciences Holdings, Inc. In August 2022, Mr. Kaiser became a Director and Chief Financial Officer of Gold Rock Holdings, Inc., located in Virginia Beach, VA. Gold Rock Holdings is a Nevada Corporation which trades under the symbol GRHI on OTC Markets. Gold Rock Holdings, Inc. provides underground construction management services for laying fiber optic and copper cables. In the past, Mr. Kaiser held the position of Investor Relations for Royal Standard Minerals, Inc. and Scorpio Mining, Inc. He was also Head of Corporate Communication and Investor Relations at Air Packaging Technologies, Inc. and Puff Pack Industries, Inc. Mr. Kaiser has 30 years’ experience working with public companies. Mr. Kaiser will retain his role as a Director and Chief Financial Officer of the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2023 and 2022 Statements

Revenues for Company for the three months ended June 30, 2023 and 2022 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities.

Cost of sales for the three months ended June 30, 2023 was $-0- and for the three months ended June 30, 2022 was $-0-. The Company had no sales during each of the three months ended June 30, 2023 and 2022.

Gross profit for the three months ended June 30, 2023 was $-0- and for the three months ended June 30, 2022 was $-0-.

Total Operating expenses for three months ended June 30, 2023 was $73,836 compared to $127,054 for the three months ended June 30, 2022. The decrease during the three months ending June 30, 2023 was attributed to decreases in Board of Directors Fees compared to the three months ending June 30, 2022.

Six Months – June 30, 2023 and 2022 Statements

Revenues for Company for the six months ended June 30, 2023 and 2022 were $-0- and $-0-. Gaming machine sales of $-0-. Management ceased operations in Nicaragua due to political and economic instabilities (See Subsequent Event Section Regarding Business).

Cost of sales for the six months ended June 30, 2023 was $-0- and for the six months ended June 30, 2022 was $-0-. The Company had no sales during each of the six months ended June 30, 2023 and 2022.

Gross profit for the six months ended June 30, 2023 was $-0- and for the six months ended June 30, 2022 was $-0-.

Total Operating expenses for six months ended June 30, 2023 was $217,298 compared to $274,295 for the six months ended June 30, 2022. The decrease during the six months ending June 30, 2023 was attributed to decreases in Board of Directors Fees compared to the three months ending June 30, 2022.

Net Loss:

Net loss for the three months ended June 30, 2023 and 2022 were $73,836 and $127,054, respectively. The decrease during the three months ending June 30, 2023 was due to decreases in Board of Directors Fees compared to the three months ending June 30, 2022.

Net loss for the six months ended June 30, 2023 and 2022 were $217,298 and $274,295, respectively. The decrease during the six months ending June 30, 2023 was due to decreases in Board of Directors Fees compared to the six months ending June 30, 2022.

Liquidity and Capital Resources:

As of June 30, 2023, the Company’s assets totaled $31,860, which consisted of cash of $2,535 and Prepaid Expenses of $29,325. Our total liabilities were $230,716. As of June 30, 2023, the Company had an accumulated deficit of $91,158,018 and a working capital deficit of $198,856.

As indicated herein, we need capital for the implementation of our new business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $75,937 and for the six months ended June 30, 2022 was $37,122, respectively. The increase in the amount of cash used during the six months ended June 30, 2023 was due to the increases in prepaid operating expenses when compared to the six months ended June 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the six months ended June 30, 2023 and 2022.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $78,398 and for the six months ended June 30, 2022 was $37,062. The increase amount was attributed to the increases in cash infusions by the Company’s directors and related parties that were used in operational and professional fee expenses.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended June 30, 2023 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2023 the Company issued 8,500,000 shares of its common stock in a share exchange with the shareholders of Recombinant Productions, Inc. (“RPI”) the shares were issued in a private placement pursuant to Section 4(2) of the Securities Act and were not registered with the commission. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On July 07, 2023, the Company filed a Form 8-K, announcing that on July 03, 2023, the following individuals became officers and directors of the Company.

Name	Age	Position
Grant Cramer	61	Director/Chief Executive Officer
Frank J. Hagan, Jr.	69	Director/President
Richard Kaiser	59	Director/Chief Financial Officer
Kayla Slick	35	Director/Chief Operations Officer
Josh Vance	58	Director

As previously disclosed in the Company’s information statement on 14f the above officers and directors have assumed their offices effective July 3, 2023.

Company’s Business

As of July 03, 2023, upon the sucessful change in control as mentioned above, the management team at Bravo Multinational, Inc. (OTC: BRVO) is pursuing business ventures in the entertainment, hospitality, and technology sectors. The company’s mission is to create long-term value for its shareholders from high-growth business opportunities.

Material Definitive Agreement

On July 07, 2023, the Company filed a Form 8-K announcing that on July 03, 2023, Bravo Multinational, Inc. (“BRAVO”), a corporation formed under the laws of the State of Wyoming, entered into a Share Exchange Agreement (“the Agreement”) with Recombinant Productions Inc. (“RPI”), a corporation formed under the laws of the State of Nevada. Under the terms of the Agreement, the RPI shareholders will exchange shares representing approximately 51% of the outstanding shares of RPI common stock to BRAVO in exchange for 8,500,000 shares of BRAVO common stock. This will represent approximate ownership interest by BRAVO in RPI of approximately 51%, and following the close of this transaction, the RPI shareholders will own approximately 19.99% of the outstanding shares of common stock of BRAVO. After the completion of the transaction, RPI will be a majority owned subsidiary of BRAVO and the combined entity will report consolidated financial statements. The Agreement contains provisions that are typical for this type of transaction. Under the terms of the Agreement, the transaction will close within five business days after certain conditions have been satisfied, including the condition that the consent of any applicable governmental entity, such as the SEC, OTC Markets or FINRA is obtained.

Recombinant Productions, Inc. (‘RPI’) is a Nevada corporation that is engaged in the business of developing and acquiring entertainment content and related technologies that span both traditional and new media distribution platforms. The initial slate of projects that is intended to be developed by Bravo and RPI will focus on documentary film and live event projects that have both initial release and long-term catalog opportunities, as well as in-person experiential and merchandising tie-ins.

On July 13, 2023, The Company filed a Form 8-K that Bravo Multinational, Inc. closed on the above transaction per terms outlined in the Stock Purchase Agreement previously filed on Form 8-K, July 07, 2023

Wholly-owned Subsidiary

On July 20, 2023, Bravo Multinational Incorporated formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada corporation.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
10.01*	Share Exchange Agreement between Bravo Multinational Incorporated and Recombinant Productions, Inc. (“RPI”) a Nevada corporation (filed as Exhibit 10.01 on Form 8-K, July 7, 2023.
31.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Merle Ferguson Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+filed herewith

*previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: July 28, 2023	By: /s/ Grant Cramer Grant Cramer Chief Executive Officer

By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer