Form 10-Q
period 2023-09-30
Bravo Multinational Inc.
filed 2023-11-13
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 10, 2023, the registrant had outstanding 56,141,011 shares of common stock, par value $0.0001 per share.

-i-

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2023

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$9,415	$73
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Prepaid Expenses - Retainers	29,325	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-

Total Current Assets	38,740	73

Total Assets	$38,740	$73

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$24,373	$750
Customer Deposits	35,800	35,800
Due to Related Parties	121,555	193,570
Accrued Board of Directors Fees	163,500	1,537,417

Total Liabilities	345,228	1,767,537

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 56,141,010 and 47,641,010 Issued and Outstanding, Respectively	5,613	4,763
Additional Paid-In-Capital	95,375,503	89,168,493
Accumulated Deficit	(95,687,586)	(90,940,720)

Total Bravo Multinational Inc., Stockholders’ Deficit	(306,470)	(1,767,464)

Non-Controlling Interest	(18)	-

Total Stockholders’ Deficit	(306,488)	(1,767,464)

Total Liabilities and Stockholders’ Deficit	$38,740	$73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expenses
General and Administrative	$10,594	$2,207	$16,016	$7,087
Professional Fees	53,388	6,175	102,764	38,090
Board of Directors Fees	43,750	118,750	206,250	356,250

Total Expenses	107,732	127,132	325,030	401,427

Loss from Operations Before Goodwill Impairment	107,732	127,132	325,030	401,427

Goodwill Impairment	4,420,000	-	4,420,000	-

Loss Before Income Taxes	4,527,732	127,132	4,745,030	401,427

Income Taxes	-	-	-	-

Net Loss for the Period	4,527,732	127,132	4,745,030	401,427

Loss Attributable to Non-Controlling Interest - RPI	(18)	-	(18)	-

Net Loss for the Period Attributable to Bravo Multinational Inc	$4,527,714	$127,132	$4,745,012	$401,427

Weighted Average Number of Common Shares - Basic and Diluted	47,952,366	47,641,010	47,952,366	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.09)	$(0.00)	$(0.10)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(4,745,030)	$(401,427)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Goodwill Impairment	4,420,000	-
Changes in Assets and Liabilities:
Prepaid Expenses - Retainers	(29,325)	40
Accounts Payable and Accrued Expenses	23,623	(417)
Accrued Board of Directors Fees	206,250	356,249

Net Cash Flows Used In Operating Activities	(124,482)	(45,555)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	100	100
Due to Related Parties, Net	133,724	45,464

Net Cash Flows Provided by Financing Activities	133,824	45,564

Net Change in Cash and Cash Equivalents	9,342	9

Cash and Cash Equivalents - Beginning of Period	73	93

Cash and Cash Equivalents - End of Period	$9,415	$102

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Transactions
Accrued Board of Directors Fees - Contributed to Capital	$1,580,167	$-
Due to Related Parties - Contributed to Capital	$205,739	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022 UNAUDITED

	Common Stock		Additional		Non-controlling	Total
For the Three and Nine Months	$ 0.0001 Par		Paid-In	Accumulated	Interest	Stockholders’
Ended September 30, 2022	Shares	Amount	Capital	Deficit	RCI	Deficit

Balance - January 1, 2022	47,641,010	$4,763	$89,168,393	$(90,412,662)	$-	$(1,239,506)

Net Loss for the Period	-	-	-	(147,241)	$-	(147,241)

Balance - March 31, 2022	47,641,010	$4,763	89,168,393	(90,559,903)	$-	(1,386,747)

Net Loss for the Period	-	-	-	(127,054)	$-	(127,054)

Balance - June 30, 2022	47,641,010	$4,763	$89,168,393	$(90,686,957)	$-	$(1,513,801)

Capital Contributions - Directors	-	-	100	-	$-	100

Net Loss for the Period	-	-	-	(127,132)	$-	(127,132)

Balance - September 30, 2022	47,641,010	$4,763	$89,168,493	$(90,814,089)	$-	$(1,640,833)

	Common Stock		Additional		Non-controlling	Total
For the Three and Nine Months	$ 0.0001 Par		Paid-In	Accumulated	Interest	Stockholders’
Ended September 30, 2023	Shares	Amount	Capital	Deficit	RCI	Deficit

Balance - January 1, 2023	47,641,010	$4,763	$89,168,493	$(90,940,720)	$-	$(1,767,464)

Net Loss for the Period	-	-	-	(143,462)	-	(143,462)

Balance - March 31, 2023	47,641,010	$4,763	89,168,493	(91,084,182)	$-	(1,910,926)

Capital Contributions - Directors	-	-	1,785,906	-	-	1,785,906

Net Loss for the Period	-	-	-	(73,836)	-	(73,836)

Balance - June 30, 2023	47,641,010	$4,763	$90,954,399	$(91,158,018)	$-	(198,856)

Merger with RPI and Share Issuance	8,500,000	850	4,421,004	(1,854)	-	4,420,000

Capital Contributions - Directors	-	-	100	-	-	100

Net Loss for the Period	-	-	-	(4,527,714)	$(18)	(4,527,732)

Balance- September 30, 2023	56,141,010	$5,613	$95,375,503	$(95,687,586)	$(18)	$(306,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation.

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

The Company’s previous business plan was the buying and reselling of gaming equipment. The Company also bought machines for its own use that were placed in casinos or gaming areas to obtain monthly revenue streams from the machines’ net win revenue.

On July 3, 2023, the Company changed its business plan and will pursue business ventures in the entertainment, hospitality and technology sectors.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Bravo Multinational Incorporated, its wholly owned subsidiaries, Universal Entertainment SAS, Ltd., Global Merchandising, Inc., and Recombinant Productions, Inc., (“RPI), a 51% owned subsidiary, (the “Company”). All significant inter-company balances have been eliminated in consolidation. During the year ended December 31, 2017, management recognized that Universal is an inactive Florida corporation which no longer operates.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the nine months ended September 30,2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$-	$-

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$-	$-

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

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders. Amounts due were $121,555 and $193,570 at September 30, 2023 and December 31, 2022, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three and nine months ended September 30, 2023 and 2022 the Company paid press release wire services in the amount of $850 and $-0-, respectively and $1,720 and $-0-, respectively. The Company paid Yes International for filing fees in the amount of $1,165 and $-0-, respectively for the three months ended September 30, 2023 and 2022, and $2,095 and $-0-, respectively for the nine months ended September 30, 2023 and 2022. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2023 and December 31, 2022, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

On September 20, 2023, 8,500,000 shares of common stock were issued to the two (2) shareholders of RPI Inc., per the share exchange agreement for 51% of RPI that was closed on July 13, 2023. These shares were valued at the market value of the Company on July 13, 2023 and resulted in goodwill impairment of $4,420,000 for the three and nine months ended September 30, 2023.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of September 30, 2023, previously issued shares totaled 4,516,667 from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the three and nine months ended September 30, 2023 and 2022 was $-0-.

NOTE 10 – Share Exchange

On July 13, 2023 the Company and RPI closed their share exchange agreement. The Company issued 8,500,000 shares of common stock in exchange for 51% of the outstanding common shares of RPI. The value of this exchange was $4,420,000 placed to goodwill.

Since RPI had no assets or operations the goodwill was immediately impaired and is shown in the statement of operations for the three and nine months ended September 30, 2023.

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

● our possible future financing

● the adequacy of our cash resources and working capital;. and

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

On April 12, 2023, the board of directors accepted the resignation of Mr. Merle Ferguson as the Company’s Chairman of the Board, Chief Executive Officer, and President, to be effective on the completion of the seating of a new board of directors.

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

On July 3, 2023, the resignation of Mr. Merle Ferguson as the Company’s Chairman of the Board, Chief Executive Officer, and President became effective.

On July 03, 2023, upon the successful change in control, the management team at Bravo Multinational, Inc. (OTC: BRVO) is pursuing business ventures in the entertainment, hospitality, and technology sectors. The Company’s mission is to create long-term value for its shareholders from high-growth business opportunities.

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

On July 13, 2023, The Company filed a Form 8-K that Bravo Multinational, Inc. closed on the above transaction per terms outlined in the Stock Purchase Agreement previously filed on Form 8-K, July 07, 2023.

On July 20, 2023, Bravo Multinational Incorporated formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada Corporation.

On September 27, 2023, the Bravo Multinational Incorporated’s Board of Directors created an Advisory Board to assist the Company’s management team with strategic planning and developement. Advisory Board Members will have extensive business experiences, and some members will be experts in the film, television and digital media industries.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bravomultinational.com or www.bravomultinationalinc.com, shall not constitute part of this report.

Current Directors

The following persons are the Company’s Directors:

Name	Position
Grant Cramer	Director/Chief Executive Officer
Frank J. Hagan, Jr.	Director/President
Kayla Slick	Director/Chief Operations Officer
Richard Kaiser	Director/Chief Finanical Officer
Josh Vance	Director

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

The resignation of Mr. Merle Ferguson as the Company’s Chairman of the Board, Chief Executive Officer, and President, became effective on July 03, 2023.

Advisory Board

The Company’s Business Advisory Board is comprised of a leading executives with extensive business experiences and some members will be experts in the film, television and digital media industries.. The Advisory Board was established to oversee a strategy aimed at acquiring and investing in companies across these industries.

The Committee members current seats the following individual:

David McKillop - The former General Manager and Executive Vice President of Programming at A&E, a luminary in the television industry who boasts an illustrious career highlighted by multiple awards, including but not limited to two Emmy® wins and 7 Emmy® nominations.

Majority-owned Subsidiary

As July 13, 2023, Bravo Multinational Incorporated is the majority owner of 51% of Recombinant Productions Inc., (“RPI”), a Nevada corporation.

Wholly-owned Subsidiary

On July 20, 2023, Bravo Multinational Incorporated formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2023 and 2022 Statements

Revenues for Company for the three months ended September 30, 2023 and 2022 were $-0- and $-0-. The Company’s had $-0- sales for the three months ending September 30, 2023 from business ventures in the entertainment, hospitality, and technology sectors, and in September 30, 2022, the Company had $-0- gaming machine sales.

Cost of sales for the three months ended September 30, 2023 was $-0- and for the three months ended September 30, 2022 was $-0-. The Company had no sales during each of the three months ended September 30, 2023 and 2022.

Gross profit for the three months ended September 30, 2023 was $-0- and for the three months ended September 30, 2022 was $-0-.

Total Operating expenses for three months ended September 30 2023 was $107,732 compared to $127,132 for the three months ended September 30, 2022. The decrease during the three months ending September 30, 2023 was attributed to a decrease in Board of Directors Fees compared to the three months ending September 30, 2022.

Nine Months – September 30, 2023 and 2022 Statements

Revenues for Company for the nine months ended September 30, 2023 and 2022 were $-0- and $-0-. The Company’s had $-0- sales for the threes months ending September 30, 2023 from business ventures in the entertainment, hospitality, and technology sectors, and in September 30, 2022, the Company had $-0- gaming machine sales.

Cost of sales for the nine months ended September 30, 2023 was $-0- and for the nine months ended September 30, 2022 was $-0-. The Company had no sales during each of the nine months ended September 30, 2023 and 2022.

Gross profit for the nine months ended September 30, 2023 was $-0- and for the nine months ended September 30, 2022 was $-0-.

Total Operating expenses for nine months ended September 30, 2023 was $325,030 compared to $401,427 for the nine months ended September 30, 2022. The decrease during the nine months ending September 30, 2023 was attributed to a decrease in Board of Directors Fees compared to the nine months ending September 30, 2022.

Net Loss:

Net loss for the three months ended September 30, 2023 and 2022 were $4,527,714 and $127,132, respectively. The increase during the three months ending September 30, 2023 was due to increases in Professional Fees, General and Adminstrative Fee and a Goodwill Impairment from share issuances from the Company to acquire a 51% majority ownership in Recombinant Productions Inc., (“RPI”), compared to the three months ending September 30, 2022.

Net loss for the nine months ended September 30, 2023 and 2022 were $4,745,012 and $401,427, respectively. The increase during the nine months ending September 30, 2023 was due to increases in Professional Fees, General and Adminstrative Fee and a Goodwill Impairment from share issuances from the Company to acquire a 51% majority ownership in Recombinant Productions Inc., (“RPI”), compared to the to the nine months ending September 30, 2022.

Liquidity and Capital Resources:

As of September 30, 2023, the Company’s assets totaled $38,740, which consisted of cash of $9,415 and Prepaid Expenses of $29,325. Our total liabilities were $345,228. As of September 30, 2023, the Company had an accumulated deficit of $95,687,586 and a working capital deficit of $306,488.

As indicated herein, we need capital for the implementation of our new business plan in the entertainment, hospitality, and technology sectors, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $124,482 and for the nine months ended September 30, 2022 was $45,555, respectively. The increase in the amount of cash used during the nine months ended September 30, 2023 was due to the increases in prepaid operating expenses when compared to the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the nine months ended September 30, 2023 and 2022.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $133,824 and for the nine months ended September 30, 2022 was $45,564. The increase amount was attributed to the increases in cash infusions by related parties that were used in operational and professional fee expenses.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2023 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
10.01*	Share Exchange Agreement between Bravo Multinational Incorporated and Recombinant Productions, Inc. (“RPI”) a Nevada corporation (filed as Exhibit 10.01 on Form 8-K, July 7, 2023.
31.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+filed herewith

*previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: November 13, 2023	By: /s/ Grant Cramer Grant Cramer Chief Executive Officer

By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer