Form 10-K
period 2023-12-31
Bravo Multinational Inc.
filed 2024-03-29
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share; Stock Symbol BRVO.

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
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the 26,880,031 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.48 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2023) was approximately $12,802,415. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  At March 28, 2024 the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

-ii-

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, as well as those discussed in the section "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

There was a successful change in control on July 03, 2023. Since that time, the management team at Bravo Multinational, Inc. (OTC: BRVO) has pursued business ventures in the entertainment, hospitality, and technology sectors. The Company's goal is to create long-term value for its shareholders from high-growth business opportunities, although that goal may not be realized.

Former Business

We are no longer engaged in the business of leasing and selling gaming equipment. We, ceased operations in Nicaragua in 2017 due to political and economic instabilities.

Management throughout the period 2018 to 2023 evaluated other possible gaming related operations with the expectation of finding an economically viable operation. No viable gaming businesses became apparent, and management pursued other industry alternatives.

We currently own 76.63 acres of land within seven patented mining claims with a 29.167% ownership interest. We allowed all of our BLM unpatented and placer claims to expire. We may look to expand on our mining claim holdings in the future. Currently, the carrying value on such patented claims was fully impaired due to lack of economic viability of such properties.

However, it should be noted that we were not at any time a mining operator.  As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our business of the leasing and selling of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties. For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC

Company's Business

In February 2024, Bravo finalized a deal to acquire Streaming TVEE Inc.’s assets, marking a pivotal step in establishing the Company’s flagship, TVee NOW™ service. The acquired assets provide the Company with the technology and foundation to soon offer streaming services, including Video-On-Demand (VOD) and linear TV, often referred to as traditional broadcast TV, which encompasses cable and satellite networks. (See Item 9B -Other Information, Subsequent Events).

Through the asset purchase agreement with Streaming TVEE, Inc., the Company obtained exclusive rights to stream 117 high-definition music and comedy performances, each offering a director’s cut and multiple camera perspectives. Some of the music artists include Snoop Dogg, H.E.R., Kings of Leon, Alicia Keys and Bone Thugs-N-Harmony, along with comedic performances from Bill Burr, Jim Gaffigan, Kristen Schaal, Rob Delaney and others. This original footage will allow Bravo to recreate shows in diverse formats, which can showcase these concert films in a compelling full-feature format.

TVee NOW™ plans to offer a wide range of on-demand content, including movies, series, concerts and original programming, at minimal or no cost to viewers. Once the service becomes available it can be accessible across various devices, with dedicated apps available on platforms such as Roku, Apple and Google Play stores.

TVee NOW’s streaming service is expected to offer a portion of its content for free, catering to the growing demographic of cord-cutters and aligning with the dynamic landscape of advertising-based video on demand (AVOD) streaming. Bravo’s Over-The-Top (OTT) streaming platform is specifically crafted to deliver content directly to viewers via the internet, accessible through a browser or freely downloadable apps on smartphones, tablets and smart TVs.

A report from Fortune Business Insights, a global market research and reporting firm, estimated the global video streaming market at $455.45 billion in 2022. It is projected to grow from $554.33 billion in 2023 to $1.9 trillion by 2030, achieving a CAGR of 19.3% during the forecast period. Growth drivers, according to the report, include a rising number of users of Video-on-Demand services (YouTube, for example) worldwide and the growing adoption of OTT content providers (like Netflix and Hulu, among many others) by consumers, as well as consumers’ willingness to spend more for streaming video content.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company office is located at 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and CFO, Mr. Richard Kaiser.

A description of our mining properties is included in Item 1. Above under the heading "Business-Former Business" and is incorporated herein by reference. We have written-off the cost of the mining properties inasmuch as the value of any future revenue is unknown. We believe that we have good title to our mining properties, subject to liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in a business. We have no plans to revive our mining operations at this time, although, we continue to evaluate the benefits of doing so.

Our mining claims are listed below:

Name	Ownership Interest	Type of Claim	Acres
Poorman Lode Claim	29.167%	Patented	3.44
London Lode Claim	29.167%	Patented	17.52
North Empire Lode Claim	29.167%	Patented	1.25
Illinois Central Lode Claim	29.167%	Patented	2.85
South Poorman Lode Claim	29.167%	Patented	20.57
Jackson Lode Claim	29.167%	Patented	10.34
Oso Lode Claim	29.167%	Patented	20.66

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by the federal government, but which the claimant has a right to possession to extracted minerals, provided the land is open to mineral extraction.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol "BRVO."

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2022 Quarter Ended
March 31, 2022	$0.049	$0.049
June 30, 2022	$0.035	$0.035
September 30, 2022	$0.041	$0.041
December 31, 2022	$ 0.05	$ 0.05

	High	Low
Fiscal 2023 Quarter Ended
March 31, 2023	$0.0589	$0.0589
June 30, 2023	$ 0.48	$ 0.48
September 30, 2023	$ 0.18	$ 0.18
December 31, 2023	$ 0.40	$ 0.17

As of December 31, 2023 we had 47,641,011 shares of our common stock outstanding. Our shares of common stock are held by approximately 132 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other factors as our board of directors may then deem appropriate.

Preferred Stock

Bravo Multinational, Inc. is authorized to issue an unlimited number of shares of "Blank Check" Preferred stock, with a par value of $0.0001 per share. There are no "Blank Check" preferred shares outstanding and there is no trading market for our "Blank Check" preferred stock. .

Additionally, the Company is authorized to issue Series 'A' Preferred stock. The Series 'A' Preferred stock has a par value of $0.0001 per share, and each share is entitled to receive one hundred (100) times the dividends per share of common stock, each shares has voting rights equal to 100 shares of common stock, and they have liquidation rights and conversion rights equal to 100 shares of common stock. There are no Series 'A' Preferred shares outstanding at this time, and there is no trading market for the Series 'A' Preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In 2022, The Company had no sales of unregistered securities.

On July 7, 2023 the Company issued 8,500,000 shares of its common stock in a share exchange with the shareholders of Recombinant Productions, Inc. ("RPI") the shares were issued in a private placement pursuant to Section 4(2) of the Securities Act and were not registered with the commission.

On November 20, 2023, the parties agreed to terminate the Recombinant Productions, Inc. ("RPI") contract and entered into a rescission agreement which reversed all actions previously taken on this matter and terminated the Share Exchange.

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

Corporate Actions in 2022

On September 07, 2022, the Company dissolved the "Business Advisory Board" that it formed in 2020.

Corporate Actions in 2023

On April 11, 2023, a director and officer of the Company sold his controlling interest, approximately 67%, in a private transaction. Furthermore, the board of directors agreed with the creditors to eliminate previously accrued board of directors' fees in the amount of $1,656,167 and amounts due to the two current directors in the amount of $203,602.

On April 12, 2023, the board of directors accepted the resignation of Mr. Merle Ferguson as the Company's Chairman of the Board, Chief Executive Officer, and President, to be effective on the completion of the seating of a new board of directors.

On May 17, 2023, the Company filed a Schedule 14f, an information statement under the 1934 Act in order to notify shareholders of a change in majority control of the "Company's Board of Directors other than by a Meeting of Stockholders."

On July 03, 2023, Mr. Grant Cramer was appointed Chairman and Chief Executive Officer of the Company, Frank Hagan, Jr. was appointed President and Director, Kayla Slick was appointed Chief Operations Officer and Director, and Josh Vance was appointed Director. Richard Kaiser remained as the Company's Chief Financial Officer, Secretary and Director.

On July 20, 2023, Bravo formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada Corporation.

On September 27, 2023, the Bravo Multinational Inc's Board of Directors created an Advisory Board to assist the Company's management team with strategic planning and development. Advisory Board members will have extensive business experience and some members will be experts in the film, telephone and digital media industries.

On September 28, 2023, Bravo Multinational, Inc.'s Board of Directors appointed David McKillop as the first member of its Advisory Board.

On December 20, 2023, Bravo Multinational, Inc. (“BRVO”) entered into a letter of intent to acquire certain assets of Streaming TVEE, Inc. (“STV”). The purchase price for the assets is $9,760,000, consisting of convertible promissory notes in the amount of $7,760,000 and the assumption of $2,000,000 in STV debt.

Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Name	Position
Grant Cramer	Director/Chief Executive Officer
Frank J. Hagan, Jr.	Director/President
Kayla Slick	Director/Chief Operations Officer
Richard Kaiser	Director/Chief Financial Officer
Josh Vance	Director

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

The other directors and officers, Grant Cramer, Frank J, Hagan, Jr., Kayla Slick and Josh Vance have no formal employment contracts in place as of the date of this filing.

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

As mentioned above, over the years, and prior to our entry into the entertainment, hospitality, and technology sectors, we were in the businesses of leasing and selling gaming equipment at one point and at another point we were in the business of owning and leasing mining claims;  see "Item 1.  Business - Former Business."

For a complete discussion of our former businesses, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

Going Concern

Our auditors have noted in the footnotes to our financial statements that there is substantial doubt about our ability to continue as a going concern.  (see footnote  4  to our financial statement.) While we believe in our ability to raise funds and to generate revenues under our new business plan, we may not be successful.  Our ability to continue as a going concern will depend on our success in raising funds and generating revenues through our new business plan.

Year Ended December 31, 2023, compared to the Year Ended December 31, 2022

Revenues for the Company's year ended December 31, 2023 totaled $-0- and for year ended December 31, 2022 totaled $-0. No sales occurred throughout the years ended December 31, 2023 and 2022.

Cost of Goods Sold for the year ended December 31, 2023 totaled $-0- and for year ended December 31, 2022 totaled $-0. No sales occurred throughout the years ended December 31, 2023 and 2022.

Gross margins for the years ended December 31, 2023 and 2022 were 0%, respectively.

General and Administrative expenses for the year ended December 31, 2023 totaled $18,071 compared to $8,793 for year ending December 31, 2022. The increase was attributed to higher fees paid to the Company's stock transfer agent, press release fees, and Edgar document conversion fees in 2023.

Professional Fees for the year ending December 31, 2023 totaled $158,974 compared to$ 44,265 for year ending December 31, 2022, the increase was attributed to higher legal and accounting fees incurred as a fully reporting Company with the SEC.

Board of Director fees for the year ending December 31, 2023 totaled $250,000 compared to $475,000 for year ending December 31, 2022.

Total Expense for the year ending December 31, 2023 was $427,045 compared to $528,058 for year ending December 31, 2022, the decrease was from lower Board of Directors Fees in 2023.

Net Loss

Net loss for the years ended December 31, 2023 and 2022 were $4,847,145 and $528,058 respectively. The increase in loss in 2023 occurred from operational loss of $427,045 and from the cancellation of 8,500,000 shares of common stock that were issued in a share exchange agreement for 51% of Recombinant Productions, Inc. ("RPI"). These shares were valued at the market value of the Company on July 13, 2023 and resulted in goodwill impairment of $4,420,000 for the year ended December 31, 2023. On November 14, 2023, the share agreement was rescinded and the shares were returned to the Company. Upon the termination of the share agreement, the goodwill impairment was reclassified to discontinued operations along with the net loss of RCI in the amount of $100 for the year ended December 31, 2023,

Liquidity and Capital Resources:

As of December 31, 2023, our only asset, consisted of Cash, in the amount of $1,180. The Company's total liabilities at December 31, 2023 were $409,783, which consisted primarily of accounts payable, accrued expenses, customer deposits, and accrued board of director fees. As of this date the Company had an accumulated deficit of $95,787,765 and working capital of deficit of $408,703. This decrease in our deficit in 2023 occurred from the Company Directors capital contributions of $1,785,906 and the merger-share issuance in the amount of $4,420,000.

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

Cash from Financing Activities

Net cash provided by financing activities was $166,449 for year ended December 31, 2023, and was $53,014 for year ended December 31, 2023.

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

The material weakness are set forth below:

●	The Company has inadequate segregation of duties within its cash disbursement control design.

●	During the year ended December 31, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

●	The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2023 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

Item 9B. Other Information

Subsequent Events

On February 6, 2024, the Company (“Bravo”) entered into an Asset Purchase Agreement with Streaming TVEE, Inc. (“STV”), a Delaware corporation, The Asset Purchase Agreement provides that Bravo will acquire certain streaming assets of STV. At the closing, STV will receive from Bravo the purchase price of $9,760,000, consisting of a promissory note in the amount of $7,760,000 and the assumption of $2,000,000 in STV debt. Bravo will assume no other debt of STV. The Asset Purchase Agreement contains other provisions consistent with agreements of a similar nature. The board of directors of BRAVO approved the Asset Purchase Agreement as well as the underlying transaction. A significant element of the assets to be acquired under the Asset Purchase Agreement is the TVee NOW™ streaming platform, slated for launch in Q1 of 2024. This strategic move enables Bravo to own cutting-edge OTT streaming technology, as well as a hybrid model blending advertising-based Video-on-Demand (AVOD) along with a subscription based Video-on-Demand (SVOD) services. Furthermore, the assets to be acquired include various transferable Letters of Intent (LOIs) for the purpose of partnering with nonprofit organizations to white-label the platform, granting these entities their own applications powered by TVee NOW™. This initiative, if successful, will allow revenue sharing for Bravo and will create a philanthropic opportunity by enabling the Company to give back to the communities it serves. Additionally, the Agreement's inclusion of Streaming TVEE's recent acquisition of MWP Entertainment Group’s video property assets, featuring exclusive rights to premium music and comedy performances, will enhance Bravo's content portfolio, which will include acclaimed artists such as H.E.R., Snoop Dogg, Bill Burr.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational of December 31, 2023:

Name	Age	Position(s)
Grant Cramer	61	CEO and Director
Frank Hagan	69	President and Director
Richard Kaiser	59	CFO and Director
Kayla Slick	35	COO and Director
Joshua Vance	43	Director

BIOGRAPHY

The following sets forth biographical information regarding the Company’s proposed officers and directors following the completion of the Transaction:

GRANT CRAMER

Mr. Cramer, age 61, has been appointed Chief Executive Officer and a Director of the Company. Mr. Cramer has over three decades of experience in the entertainment business, and he has worked as an actor, writer, producer and production executive.  Mr. Cramer founded Landafar Entertainment in Los Angeles, California in 2016 and Global Pictures Media in Ocala, Florida in 2015. As part of his work with those companies, he has developed and produced 14 feature films, including End Of Watch, Escape Plan, and 2 Guns. Mr. Cramer was also the executive producer of Lone Survivor, November Man, and Arctic Dogs. Mr. Cramer also produced And So It Goes, which was directed by Rob Reiner and starred Michael Douglas and Diane Keaton. His 30-minute short film Say Goodnight, Michael won several awards, including the Grand Jury Award at the New York International Independent Film Festival. Mr. Cramer attended the University of California Los Angeles from 1979 to 1981.

FRANK HAGAN

Mr. Hagan, age 69, has been appointed President and Director of the Company.  Mr. Hagan is a seasoned producer with over 30 years of experience in the entertainment industry. He has produced national and local TV shows, award-winning talk shows, and reality programs.  Mr. Hagan co-founded RRE Media, LLC. (Production Company) in 2011.  Mr. Hagan has worked as a producer for major networks, including Discovery, History Channel, and Relativity Media. Mr. Hagan attended St. Mary’s College in Emmitsburg, Maryland, from 1971 to 1972.  From 1973 to 1974, Mr. Hagan attended Westchester Community College in Valhalla, New York, where he received an Associate’s degree.

RICHARD KAISER

Richard Kaiser since 2018 is the Company's Director, Acting CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. Mr. Kaiser has a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company, trades under symbol BFNH on OTC Markets and is Nevada Corporation with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. In August 2022, Mr. Kaiser became a Director and Chief Financial Officer of Gold Rock Holdings, Inc., located in Virginia Beach, VA. Gold Rock Holdings is a Nevada Corporation which trades under the symbol GRHI on OTC Markets. Gold Rock Holdings, Inc. is a Web3 technology platform entity. The Board reviewed Mr. Kaiser's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

KAYLA SLICK

Mrs. Slick, age 35, has been appointed Chief Operating Officer and a Director of the Company. Mrs. Slick has 15 years of experience in operations management, business development, strategic and digital marketing, and public relations. Mrs. Slick worked at The Platt Group and INSIDE Public Accounting from 2009 to 2016. Mrs. Slick co-founded and produced The PRIME Symposium in 2011, an annual conference, built around the best practices of IPA’s Best of the Best firms. From 2013 to 2015, Mrs. Slick worked at Tricor Automotive Group as Administrator, organizing annual global events for shareholders. In 2016 to 2022, she worked for Interactive Digital Solutions, Inc. where she developed the Sales Development Program and was later promoted to Marketing Communications Director for their MedSitter, LLC division. Mrs. Slick attended Purdue University from August 2006 to December 2010 and she received a Bachelor of Science degree in Financial Counseling & Planning and Organizational Leadership & Supervision.  She is currently pursuing her Master of Science degree in Communications at Purdue University.

JOSHUA VANCE

Mr. Vance, age 43, was appointed as a Director of the Company. Mr. Vance has over 24 years’ experience in Commercial Real Estate. Mr. Vance is a partner at Mountain West Commercial Real Estate, where he is engaged in buying, leasing and selling commercial real estate from 1999 to present.  Mr. Vance has been a proprietor of BOM, LLC. From August 2006 to present, Mr. Vance has been employed at InterNet Properties, Inc. buying, leasing and selling real estate.

Committees of the Board

We currently have an Executive Committee of our board of directors which was established on March 24, 2015. However, we do not currently have an Audit, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors. We have adopted a charter for the Executive Committee as well as charters for the other committees, in the event that we elect to implement them. Copies of the charters for each committee have been previously filed with the Securities and Exchange Commission. In addition, we have posted copies of the charters for each committee on our website at www.bravomultinationalinc.com. We will provide to any person without charge, upon request, a copy of the charter for any of our committees. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our committees or their charters. Any such request should be directed to Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or you may email Mr. Kaiser at info@bravomultinationalinc.com. The information contained in our website shall not constitute part of this filing.

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

Executive Committee

In accordance with Article III of our Bylaws, our board of directors has established an Executive Committee which consists of members who have been appointed by the board of directors. Thereafter, the chairman of the Executive Committee, Grant Cramer was appointed by the members of the Executive Committee. The other member of the Executive Committee is Richard Kaiser. The members of the Executive Committee shall serve at the pleasure of the board of directors or until their successors shall be duly designated. Vacancies in the Executive Committee shall be filled by the board of directors.

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

During the fiscal year ended December 31, 2023, the Executive Committee held no formal meetings.

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

Business Advisory Board

Advisory Board to assist the Company's management team with strategic planning and development. Advisory Board Members will have extensive business experiences, and some members will be experts in the film, television and digital media industries.

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

Copies of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct have been previously filed with the Securities and Exchange Commission. We will provide to any person without charge, upon request, a copy of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct. Any request for review of such documents should be directed to Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or email him at info@bravomultinationalinc.com. The information contained on our website shall not constitute part of this Information Statement.

Board of Directors Meetings

During the year ended December 31, 2023, our board of directors held ten (10) formal meetings. All of Bravo's directors attended 100% of our meetings in 2023.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Bravo Multinational Incorporated, 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, Attention: Corporate Secretary, telephone 757-306-6090, or email at info@bravomultinationalinc.com; website www.bravomultinationalinc.com.

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

Bravo Multinational Incorporated Summary Compensation Table

The following table sets forth compensation for our two named executive officers for the two completed fiscal years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)
Grant Cramer, CEO and Director (3)	2023	$-0-	$-0-	$-0-

Frank Hagan, Jr. President and Director (3)	2023	$-0-	$-0-	$-0-

Kayla Slick COO and Director (3)	2023	$-0-	$-0-	$-0-

Josh Vance, Director (3)	2023	$-0-	$-0-	$-0-

Richard Kaiser CFO, Secretary and Director	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

Merle Ferguson President, CEO and Director (4)	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser in 2020. Mr. Ferguson cancelled his employment agreement and in 2023 forgave in its entirety accrued amounts owed to him by the Company. Richard Kaiser has an active employment agreement but he too forgave in its entirety amounts owed to him through March 31, 2023. Total accrued compensation owed to Kaiser from April 1, 2023 to December 31, 2023 is $131,250. This amounts had been accrued by the Company, but not paid. The other directors and officers, Grant Cramer, Frank J, Hagan, Jr., Kayla Slick and Josh Vance have no formal employment contracts in place as of the date of this filing. Accrued wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of cash payments. Any common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.
(3)	On July 03, 2023, the Company had a change in control in the management team at Bravo Multinational, Inc. The Company appointed Grant Cramer, Chairman and Chief Execuitve Office, Frank Hagan, Jr., President and Director, Kayla Slick, Chief Operations Officer and Director, and Josh Vance, Director. Richard Kaiser remains as the Company's Chief Financial Officer, Secretary and Director.
(4)	On July 03, 2023, Merle Ferguson resigns as Chairman, CEO and Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2023, Bravo Multinational Incorporated has one employment agreement with Mr. Richard Kaiser, Director, Chief Financial Officer, Secretary, and Corporate Governance Officer.

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

The other directors and officers, Grant Cramer, Frank J, Hagan, Jr., Kayla Slick and Josh Vance have no formal employment contracts in place as of the date of this filing.

You may obtain copies of the employment agreements at www.sec.gov or by clicking on the Securities and Exchange Commission Filings link on the Investor Relations section of our website at www.bravomultinationalinc.com, or by contacting Mr. Richard Kaiser, our Corporate Secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or email him at info@bravomultinationalinc.com.

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2023.  The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grant Cramer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank Hagan, Jr.	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kayla Slick	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Merle Ferguson (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) On July 03, 2023, Merle Ferguson resigns as Chairman, CEO and Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this filing by:

● Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

● Each director; and,

● All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent (11)
Richard Kaiser (3)	1,664,801	3.49%
Kayla Slick (4)	120,000	0.25%
Grant Cramer	-0-	0%
Frank Hagan, Jr.	-0-	0%
Josh Vance	-0-	-0-
All Directors and Officers as a group (5 people)	1,784,801	3.74%
La La La, LLC (5)	4,362,857	9.16%
WTFJ Investments, LLC (6)	4,362,857	9.16%
TSMS, LLC (7)	4,242,858	8.91%
Richard Tavano (8)	2,993,920	6.28%
Paul Parliament (9)	3,013,687	6.33%

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which they beneficially own.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of February 21, 2024 there were outstanding 47,641,011 shares of our common stock outstanding. Therefore, the "controlling stockholders", as a group, have voting control over all matters which may be acted upon by our stockholders. There are no voting agreements among the "controlling stockholders."
(3)	Mr. Kaiser, our Chief Financial Officer, Secretary, Corporate Governance Officer, and Director, has Rule 144 - restricted shares of 1,077,421 and non-restricted shares of 587,380 for a total of 1,664,801shares
(4)	Kayla Slick, our Chief Operations Officer and Director has indirect ownership of 120,000 non-restricted shares held in Greenstem Consulting Group, LLC.
(5)	La La La, LLC is a Delaware limited liability company owned and controlled by Brian Lemke.
(6)	WTFJ Investments, LLC is a Nevada limited liability company owned and controlled by Wayne Jefferies.
(7)	TSMS, LLC is a Delaware limited liability company owned and controlled by Tim Shelburn.
(8)	Richard Tavano is an indirect beneficial owner who holds 2,993,920 shares.
(9)	Paul Parliament is a former officer/director of the Company; holds 3,013,687 non-restricted shares.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company is sharing office space at no cost with its Director and Acting CFO, Mr. Richard Kaiser at his office, Yes International, LLC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2023 and 2022 were $63,000 and $34,600, respectively, with a total for both years of $97,600.

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2023 and 2022 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2023 and 2022, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

BRAVO MULTINATIONAL INCORPORATED

Signature	Title	Date
/s/ Grant Cramer	Chairman, Chief Executive Officer, and Director	March 29, 2024
Grant Cramer

/s/ Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	March 29, 2024
Richard Kaiser

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Bravo Multinational Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bravo Multinational Incorporated as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2017

Lakewood, CO

March 29, 2024

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$1,180	$73
Accounts Receivable (Net of Allowance of $42,312 and $42,312, respectively)	-	-
Note Receivable (Net of Allowance of $2,725 and $2,725, respectively)	-	-
Notes Receivable - Related Party (Net of Allowance of $418,000 and $418,000, respectively)	-	-

Total Current Assets	1,180	73

Total Assets	$1,180	$73

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$12,453	$750
Customer Deposits	35,800	35,800
Due to Related Parties	154,280	193,570
Accrued Board of Directors Fees	207,250	1,537,417

Total Liabilities	409,783	1,767,537

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	89,168,493
Accumulated Deficit	(95,787,765)	(90,940,720)

Total Stockholders' Deficit	(408,703)	(1,767,464)

Total Liabilities and Stockholders' Deficit	$1,180	$73

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2023	2022
Expenses
General and Administrative	$18,071	$8,793
Professional Fees	158,974	44,265
Board of Directors Fees	250,000	475,000

Total Expenses	427,045	528,058

Loss from Operations Before Goodwill Impairment	427,045	528,058

Discontinued Operations	4,420,100	-

Loss Before Income Taxes	4,847,145	528,058

Income Taxes	-	-

Net Loss	4,847,145	528,058

Weighted Average Number of Common Shares - Basic and Diluted	49,084,847	47,641,010

Net Loss Per Common Shares - Basic and Diluted	$(0.10)	$(0.01)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFECIT FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	47,641,010	$4,763	$89,168,393	$(90,412,662)	$(1,239,506)

Capital Contribution	-	-	100	-	100

Net Loss	-	-	-	(528,058)	(528,058)

Balance - December 31, 2022	47,641,010	4,763	89,168,493	(90,940,720)	(1,767,464)

Merger with RPI and Share Issuance	8,500,000	850	4,421,004	(1,854)	4,420,000

Rescission with RPI	(8,500,000)	(850)	(1,104)	1,954	-

Capital Contributions - Directors	-	-	1,785,906	-	1,785,906

Net Loss	-	-	-	(4,847,145)	(4,847,145)

Balance - December 31, 2023	47,641,010	$4,763	$95,374,299	$(95,787,765)	$(408,703)

The accompanying notes are an integral part of these financial statements

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2023	2022

Cash Flows from Operating Activities

Net Loss	$(4,847,145)	$(528,058)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Discontinued Operations	4,420,100	-
Changes in Assets and Liabilities:
Prepaid Expenses - Retainers	-	40
Accounts Payable and Accrued Expenses	11,703	(16)
Accrued Board of Directors Fees	250,000	475,000

Net Cash Flows Used In Operating Activities	(165,342)	(53,034)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	-	100
Due to Related Parties, Net	166,449	52,914

Net Cash Flows Provided by Financing Activities	166,449	53,014

Net Change in Cash and Cash Equivalents	1,107	(20)

Cash and Cash Equivalents - Beginning of Year	73	93

Cash and Cash Equivalents - End of Year	$1,180	$73

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Transactions
Accrued Board of Directors Fees - Contributed to Capital	$1,580,167	$-
Due to Related Parties - Contributed to Capital	$205,739	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary, Global Merchandising Inc., a Nevada Corporation. This company has had no activity through December 31, 2023.

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

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo Multinational Incorporated, its wholly owned subsidiaries, Universal Entertainment SAS, Ltd., and Global Merchandising, (the “Company”). All significant inter-company balances have been eliminated in consolidation. During the year ended December 31, 2017, management recognized that Universal is an inactive Florida corporation which no longer operates.

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

NOTE 2 – Summary of Significant Accounting Policies (contnued)

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31,2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Accounts Receivable	$42,312	$42,312
Less: Allowance for Doubtful Accounts	(42,312)	(42,312)

Net Accounts Receivable	$-	$-

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

NOTE 6 – Notes Receivable – Related Parties

Notes receivable related parties consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

Investcom – See Note 8 Related Party	$342,000	$342,000
Rentcom – See Note 8 Related Party	76,000	76,000
Total Notes Receivable	418,000	418,000
Less: Allowance for Doubtful Accounts	(418,000)	(418,000)

Net Notes Receivable – Related Parties	$-	$-

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

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders.  Amounts due were $154,280 and $193,570 at December 31, 2023 and 2022, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2023 and 2022 the Company paid press release wire services in the amount of $1,720 and $-0-, respectively. The Company paid Yes International for filing fees in the amount of $2,795 and $-0-, respectively for the years ended December 31, 2023 and 2022. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 8 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2023 and 2022, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

On September 20, 2023, 8,500,000 shares of common stock were issued to the two (2) shareholders of RPI Inc., per the share exchange agreement for 51% of RPI that was closed on July 13, 2023.  These shares were valued at the market value of the Company on July 13, 2023 and resulted in goodwill impairment of $4,420,000 for the year ended December 31, 2023.  On November 14, 2023, the share agreement was rescinded and the shares were returned to the Company. Net loss of RPI are therefore included in discontinued operations as is the goodwill impairment.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028.  As of December 31, 2023, previously issued shares totaled 4,516,667 from this plan.

NOTE 9 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the years ended December 31, 2023 and 2022 was $-0-.

NOTE 10 – Share Exchange

On July 13, 2023 the Company and RPI closed their share exchange agreement. The Company issued 8,500,000 shares of common stock in exchange for 51% of the outstanding common shares of RPI. The value of this exchange was $4,420,000 placed to goodwill.

Since RPI had no assets or operations the goodwill was immediately impaired and is shown in the statement of operations for the three and nine months ended December 31, 2023.

On November 14, 2023, the share exchange agreement was rescinded by all parties and the issued shares were returned.

NOTE 11 - Subsequent Events

On December 19, 2023, the Company signed a letter of intent to purchase the assets of Streaming TVEE, Inc., (“TVEE”). The purchase price is $9,760,000, consisting of a convertible promissory note in the amount of $7,760,000 and the assumption of $2,000,000 of TVEE’s debt. The promissory note is convertible into the common stock of the Company based on the closing price of the common stock on December 19, 2023. The agreement has closed as of February 6, 2024.

On January 9, 2024, the Company entered into a binding letter of intent with Pythia Experiences LLC (“Pythia”), a Virginia limited liability company. Under the terms of the letter of intent, the two companies will create a new company that will be owned 51% by Pythia and 49% by the Company. Pythia will contribute to Newco its ownership of Vidgo, Inc., a Delaware corporation, which owns rights to substantial entertainment content. The Company, at the same time, will contribute a streaming platform to Newco. The object of the agreement is for Newco to provide streaming entertainment, video, and audio as a subscription service to subscribers.  As a result of this transaction, Pythia will become a wholly owned subsidiary of Newco and Newco will become a partially owned subsidiary of the Company. The transaction has been approved by the Board of Directors of the Company, subject to certain contingencies. In order to close the transaction, the parties have agreed to enter into a Definitive Agreement, on terms common to such agreements. In addition, the final closing will be subject to completion of all applicable regulatory approvals.

