Form 10-Q
period 2024-03-31
Bravo Multinational Inc.
filed 2024-05-20
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At May 17, 2024, the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

EXPLANATORY NOTE: Effective May 8, 2024, Bravo Multinational, Inc. replaced BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. The Company has retained Michael Gillespie & Associates, PLLC as its new auditing firm that has provide a finanical review of the quarters ending March 31, 2024 and 2023.

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
March 31, 2024

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$482	$1,180

Total Current Assets	482	1,180

Total Assets	$482	$1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$58,535	$12,453
Customer Deposits	-	35,800
Due to Related Parties	237,268	154,280
Accrued Board of Directors Fees	251,000	207,250

Total Liabilities	546,803	409,783

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,399	95,374,399
Accumulated Deficit	(95,925,483)	(95,787,765)

Total Stockholders’ Deficit	(546,321)	(408,603)

Total Liabilities and Stockholders’ Deficit	$482	$1,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2024	2023

Expenses
General and Administrative	$29,608	$1,376
Professional Fees	100,159	23,336
Board of Directors Fees	43,750	118,750

Total Expenses	173,518	143,462

Loss Before Income from Customer Deposit Writeoff	173,518	143,462

Income from Customer Deposit Writeoff	(35,800)	-

Loss Before Income Taxes	137,718	143,462

Income Taxes	-	-

Net Loss for the Period	137,718	143,462

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(137,718)	$(143,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from Customer Deposit Writeoff	(35,800)	-
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	46,082	1,461
Accrued Board of Directors Fees	43,750	118,750

Net Cash Flows Used In Operating Activities	(83,686)	(23,251)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	82,988	23,221

Net Cash Flows Provided by Financing Activities	82,988	23,221

Net Change in Cash and Cash Equivalents	(698)	(30)

Cash and Cash Equivalents - Beginning of Period	1,180	73

Cash and Cash Equivalents - End of Period	$482	$43

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
For the Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	47,641,010	$4,763	$89,168,493	$(90,940,720)	$(1,767,464)

Net Loss for the Period	-	-	-	(143,462)	(143,462)

Balance - March 31, 2023	47,641,010	$4,763	$89,168,493	$(91,084,182)	$(1,910,926)

For the Three Months Ended March 31, 2024

Balance - January 1, 2024	47,641,010	$4,763	$95,374,399	$(95,787,765)	$(408,603)

Net Loss for the Period	-	-	-	(137,718)	(137,718)

Balance - March 31, 2024	47,641,010	$4,763	$95,374,399	$(95,925,483)	$(546,321)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.  On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming.  On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation. This company has had no activity through March 31, 2024.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2023, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

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

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders.  Amounts due were $237,268 and $154,280 at March 31, 2024 and December 31, 2023, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended March 31, 2024 and 2023 the Company paid press release wire services in the amount of $885 and $-0-, respectively.  The Company paid Yes three months ended March 31, 2024 and 2023, respectively. The Company also currently operates out of Yes International Inc.’s, offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2024 and December 31, 2022, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

On September 20, 2023, 8,500,000 shares of common stock were issued to the two (2) shareholders of RPI Inc., per the share exchange agreement for 51% of RPI that was closed on July 13, 2023.  These shares were valued at the market value of the Company on July 13, 2023, and resulted in goodwill impairment of $4,420,000 for the year ended December 31, 2023.  On November 14, 2023, the share agreement was rescinded, and the shares were returned to the Company.  Net loss of RPI are therefore included in discontinued operations as is the goodwill impairment.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock  The Plan shall expire on March 15, 2028.  As of March 31, 2024 and December 31, 2023, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Write off Customer Deposits

During the three months ended March 31, 2024, the Company wrote off $35,800 of customer deposits that were on the books as a current liability.  The Company has held this deposit since July 2016. The customer in this case has disappeared and has never requested a return of the prepayment in almost eight years.  The Company’s management does not expect to ever repay the advance. Therefore, income from customer deposit write off of $35,800 is included in the three months ended statements of operations.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three months ended March 31, 2024 and 2023 was $-0-.

NOTE 9 – Share Exchange

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

Wholly-owned Subsidiary

On July 20, 2023, Bravo Multinational Incorporated formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada corporation.

On March 11, 2024,Bravo Multinational Incorporated formed a wholly-owned subsidiary, Bravo Acquisition Corp. (“BAC”), a Nevada corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2024 and 2023 Statements

Revenues for Company for the three months ended March 31, 2024 and 2023 were $-0- and $-0-. The Company’s had $-0- sales for the three months ending March 31, 2024 from business ventures in the entertainment, hospitality, and technology sectors, and in March 31, 2023, the Company had $-0- gaming machine sales.

Cost of sales for the three months ended March 31, 2024 was $-0- and for the three months ended March 31, 2023 was $-0-. The Company had no sales during each of the three months ended March 31, 2024 and 2023.

Gross profit for the three months ended March 31, 2024 was $-0- and for the three months ended March 31, 2023 was $-0-.

Total Operating expenses for three months ended March 31, 2024 was $173,518 compared to $143,462 for the three months ended March 31, 2023. The increase during the three months ending March 31, 2024 was attributed to a increases in General and Administrative expenses and Professional Fees compared to the three months ending March 31, 2023.

Net Loss:

Net loss for the three months ended March 31, 2024 and 2023 were $137,718 and $142,462, respectively. The decrease during the three months ending March 31, 2024 was due to a customer deposit writeoff of $38,500.

Liquidity and Capital Resources:

As of March 31, 2024, the Company’s assets totaled $482, which consisted of cash. Our total liabilities were $546,803. As of March 31, 2024, the Company had an accumulated deficit of $95,925,483 and a working capital deficit of $546,321.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $83,686 and for the three months ended March 31, 2023 was $23,251, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2024 and 2023.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $82,988 and for the three months ended March 31, 2023 was $23,221.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2024 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Period Ending March 31, 2024 and subsequently to the date of this filing, there are no issuance of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
10.01+	Contract - IBN (Investor Brand Network); February 7, 2024
31.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+  filed herewith

*  previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: May 20, 2024	By:	/s/ Grant Cramer
Grant Cramer Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer