Form 10-Q
period 2024-09-30
Bravo Multinational Inc.
filed 2024-11-18
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par Value $0.0001	BRVO	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At November 18, 2024, the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
September 30, 2024

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$1,387	$1,180

Total Current Assets	1,387	1,180

Total Assets	$1,387	$1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$85,843	$12,453
Customer Deposits	-	35,800
Due to Related Parties	276,623	154,280
Accrued Board of Directors Fees	338,500	207,250

Total Liabilities	700,966	409,783

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,399	95,374,399
Accumulated Deficit	(96,078,741)	(95,787,765)

Total Stockholders’ Deficit	(699,579)	(408,603)

Total Liabilities and Stockholders’ Deficit	$1,387	$1,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Expenses
General and Administrative	$2,344	$10,594	$47,319	$16,016
Professional Fees	15,415	53,388	148,207	102,764
Board of Directors Fees	43,750	43,750	131,250	206,250

Total Expenses	61,509	107,732	326,776	325,030

Loss Before Other (Income) and Expense	61,509	107,732	326,776	325,030

Goodwill Impairment	-	4,420,000	-	4,420,000
Income from Customer Deposit Writeoff	-	-	(35,800)	-

Loss Before Income Taxes	61,509	4,527,732	290,976	4,745,030

Income Taxes	-	-	-	-

Net Loss for the Period	61,509	4,527,732	290,976	4,745,030

Loss Attributable to Non-Controlling Interest - RPI	-	(18)	-	(18)

Net Loss for the Period Attributable to Bravo Multinational Inc	$61,509	$4,527,714	$290,976	$4,745,012

Weighted Average Number of Common Shares -Basic and Diluted	47,641,010	47,952,366	47,641,010	47,952,366

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(0.09)	$(0.01)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(290,976)	$(4,745,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill Impairment		4,420,000
Income from Customer Deposit Writeoff	(35,800)	-
Changes in Assets and Liabilities:
Prepaid Expenses - Retainers	-	(29,325)
Accounts Payable and Accrued Expenses	73,390	23,623
Accrued Board of Directors Fees	131,250	206,250

Net Cash Flows Used In Operating Activities	(122,136)	(124,482)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions - Directors	-	100
Due to Related Parties, Net	122,343	133,724

Net Cash Flows Provided by Financing Activities	122,343	133,824

Net Change in Cash and Cash Equivalents	207	9,342

Cash and Cash Equivalents - Beginning of Period	1,180	73

Cash and Cash Equivalents - End of Period	$1,387	$9,415

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Transactions
Accrued Board of Directors Fees - Contributed to Capital	$-	$1,580,167
Due to Related Parties - Contributed to Capital	$-	$205,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 - UNAUDITED

	Common Stock $ 0.0001 Par		Additional Paid-In	Accumulated	Non-Controlling Interest	Total Stockholders
For the Three and Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	RCI	‘Deficit

Balance - January 1, 2023	47,641,010	$4,763	$89,168,493	$(90,940,720)	$-	$(1,767,464)

Net Loss for the Period	-	-	-	(143,462)	-	(143,462)

Balance - March 31, 2023	47,641,010	4,763	89,168,493	(91,084,182)	-	(1,910,926)

Capital Contributions - Directors	-	-	1,785,906	-	-	1,785,906

Net Loss for the Period	-	-	-	(73,836)	-	(73,836)

Balance - June 30, 2023	47,641,010	4,763	90,954,399	(91,158,018)	-	(198,856)

Capital Contributions - Directors	-	-	100	-	-	100

Merger with RPI and Share Issuance	8,500,000	850	4,421,004	(1,854)	-	4,420,000

Net Loss for the Period	-	-	-	(4,527,714)	(18)	(4,527,732)

Balance - September 30, 2023	56,141,010	$5,613	$95,375,503	$(95,687,586)	$(18)	$(306,488)

For the Three and Nine Months Ended September 30, 2024

Balance - January 1, 2024	47,641,010	$4,763	$95,374,399	$(95,787,765)	$-	$(408,603)

Net Loss for the Period	-	-	-	(137,718)	-	(137,718)

Balance - March 31, 2024	47,641,010	4,763	95,374,399	(95,925,483)	-	(546,321)

Net Loss for the Period	-	-	-	(91,749)	-	(91,749)

Balance - June 30, 2024	47,641,010	4,763	95,374,399	(96,017,232)	-	(638,070)

Net Loss for the Period	-	-	-	(61,509)	-	(61,509)

Balance - September 30, 2024	47,641,010	$4,763	$95,374,399	$(96,078,741)	$-	$(699,579)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation. This company has had no activity through September 30, 2024.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2023, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

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

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders. Amounts due were $276,623 and $154,280 at September 30, 2024 and December 31, 2023, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three and nine months ended September 30, 2024 and 2023 the Company paid press release wire services and filing fees a total in the amount of $850 (2023: $850) and $2,865 (2023: $2,885), respectively. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2024 and December 31, 2023, there were -0- shares issued and outstanding.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of September 30, 2024 and December 31, 2023, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Write off of Customer Deposits

During the nine months ended September 30, 2024, the Company wrote off $35,800 of customer deposits that were on the books as a current liability. The Company has held this deposit since July 2016. The customer in this case has disappeared and has never requested a return of the prepayment in almost eight years. The Company’s management does not expect to ever repay the advance. Therefore, income from customer deposit write off of $35,800 is included in the nine months ended statements of operations.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the three and nine months ended September 30, 2024 and 2023 was $-0-.

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

NOTE 10 - Subsequent Event

On October 29, 2024, the Board of Directors discontinued its relationship with Mobile13, Inc., its wholly-owned subsidiary, no longer pursuing a business interest in the mobile telecommunications sector. The decision was made due to a lack of funding, expertise, and the competitive nature of the cellular telecommunications market. Mobile 13, Inc., a wholly-owned subsidiary, and its MVNO (Mobile Virtual Network Operator) license were transferred to Diversified Consulting, LLC, a Nevada LLC, in exchange for the cancellation of a $1,000 Promissory Note.

On October 29, 2024, a $5,000 deposit and on November 12, 2024, a $15,000 deposit were made into the Company’s bank account by a Related Party. The $20,000 recieved are paying for General Adminstrative and Professional Service fees.

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

The Company’s business is in the pursuit of business ventures in the entertainment, hospitality, and technology sectors.

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

Global Merchandising, Inc., a Nevada corporation.

Bravo Acquisition Corp. (“BAC”), a Nevada corporation.

Mobile 13, Inc., a Nevada Corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2024 and 2023 Statements

Revenues for the Company for the three months ended September 30, 2024 and 2023 were $-0- and $-0-. The Company had $-0- sales for the three months ending September 30, 2024 and 2023 from its business ventures in the entertainment, hospitality, and technology, sectors.

Cost of sales for the three months ended September 30, 2024 was $-0- and for the three months ended September 30, 2023 was $-0-. The Company had no sales during each of the three months ended September 30, 2024 and 2023.

Gross profit for the three months ended September 30, 2024 was $-0- and for the three months ended September 30, 2023 was $-0-.

Total Operating expenses for three months ended September 30, 2024 was $61,509 compared to $107,732 for the three months ended September 30, 2023. The decrease during the three months ending September 30, 2024 was attributed to decreases in General and Administrative expenses and Professional Fees compared to the three months ending September 30, 2023.

Nine Months – September 30, 2024 and 2023 Statements

Revenues for the Company for the nine months ended September 30, 2024 and 2023 were $-0- and $-0-. The Company’s had $-0- sales for the nine months ending September 30, 2024 and 2023 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the nine months ended September 30, 2024 was $-0- and for the nine months ended September 30, 2023 was $-0-. The Company had no sales during each of the nine months ended September 30, 2024 and 2023.

Gross profit for the nine months ended September 30, 2024 was $-0- and for the nine months ended September 30, 2023 was $-0-.

Total Operating expenses for nine months ended September 30, 2024 was $326,776 compared to $325,030 for the nine months ended September 30, 2023. Theincrease during the nine months ending September 30, 2024 was attributed to increases in General and Administrative expenses and Professional Fees compared to the nine months ending September 30, 2023.

Net Loss:

Net loss for the three months ended September 30, 2024 and 2023 were $61,509 and $4,527,732, respectively. The decrease during the three months ending September 30, 2024, was due to the lower General and Administrative expenses and Professional Fees compared to the three months ending September 30, 2023 which had higher General and Administrative and Profelssional fees as well as Goodwill Impairment of $4,420,000 from the cancellation of 8,500,000 shares of common stock that were issued in a share exchange agreement for 51% of Recombinant Productions, Inc. (“RPI”). These shares were valued at the market value of the Company on July 13, 2023 and resulted in goodwill impairment of $4,420,000.

Net loss for the nine months ended September 30, 2024 and 2023 were $290,976 and $4,745,030 respectively. The decrease during the nine months ending September 30, 2024, was due to a Customer Deposit Writeoff of $35,800 compared to the nine months ending September 30, 2023 which had a Goodwill Impairment of $4,420,000 from the cancellation of 8,500,000 shares of common stock that were issued in a share exchange agreement for 51% of Recombinant Productions, Inc. (“RPI”). These shares were valued at the market value of the Company on July 13, 2023 and resulted in goodwill impairment of $4,420,000.

Liquidity and Capital Resources:

As of September 30, 2024, the Company’s assets totaled $1,387, which consisted of cash. Our total liabilities were $700.966. As of September 30, 2024, the Company had an accumulated deficit of $96,078,741 and a working capital deficit of $699,579.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $122,136 and for the nine months ended September 30, 2023 was $124,482, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the nine months ended September 30, 2024 and 2023.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $122,343 and for the nine months ended September 30, 2023 was $133,824.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Period Ending September 30, 2024, and subsequently to the date of this filing, there are no issuance of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On July 18, 2024, the Company entered the telecommunications sector through its newly established, wholly owned subsidiary, Mobile 13, Inc., which was to provide mobile phone services to consumers in 50 states and Puerto Rico. On October 29, 2024, the Board of Directors decided to discontinue with its Mobile13, Inc. subsidiary, no longer pursuing a business interest in the mobile telecommunications sector. The decision was made due to lack of funding, expertise, and the competitive nature of the cellular telecommunications market. The Mobile 13, Inc. wholly-owned subsidiary and its MVNO (Mobile Virtual Network Operator) license was transferred to Diversified Consulting, LLC, A Nevada LLC, in exchange for the cancellation of $1,000 Promissory Note.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
31.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Dated: November 18, 2024	By:	/s/ Grant Cramer
Grant Cramer Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer

-15-