Form 10-K
period 2024-12-31
Bravo Multinational Inc.
filed 2025-04-15
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging Growth	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the 26,880,031 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.0845 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2024) was approximately $2,271,363. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 14, 2025 the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

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

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its “blank check ” preferred stock as Series ‘A’ Preferred Stock, which left 40,000,000 “blank check” authorized but unissued. The Preferred Series ‘A’ had a par value of $0.0001 per share, and entitled holders to receive one hundred (100) time the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights and conversion ratio of 1:100 to common stock. Currently, there are no Series ‘A’ Preferred shares outstanding.

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

There was a successful change in control on July 03, 2023. Since that time, the management team at Bravo Multinational, Inc. (OTC: BRVO) has pursued business ventures in the entertainment, hospitality, and technology sectors. The Company’s goal is to create long-term value for its shareholders from high-growth business opportunities, although that goal may not be realized.

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

However, it should be noted that we were not at any time a mining operator. As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our business of the leasing and selling of gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties. For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC

Company’s Business

The Company plans to offer a wide range of on-demand content, including movies, series, concerts and original programming, at minimal or no cost to viewers. Once the service becomes available it can be accessible across various devices, with dedicated apps available on platforms such as Roku, Apple and Google Play stores.

Our plan is to create a streaming service that could offer a portion of its content for free, catering to the growing demographic of cord-cutters and aligning with the dynamic landscape of advertising-based video on demand (AVOD) streaming. It is expected that Bravo’s Over-The-Top (OTT) streaming platform could be specifically crafted to deliver content directly to viewers via the internet, accessible through a browser or freely downloadable apps on smartphones, tablets and smart TVs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company office is located at 2020 General Booth Blvd, Unit 230, Virginia Beach, VA 23454. Current rent expense is zero, since the Company is sharing office space at no cost with its Director and CFO, Mr. Richard Kaiser.

A description of our mining properties is included in Item 1. Above under the heading “Business-Former Business” and is incorporated herein by reference. We have written-off the cost of the mining properties inasmuch as the value of any future revenue is unknown. We believe that we have good title to our mining properties, subject to liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in a business. We have no plans to revive our mining operations at this time, although, we continue to evaluate the benefits of doing so.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol “BRVO.”

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2023 Quarter Ended
March 31, 2023	$0.0589	$0.0589
June 30, 2023	$0.48	$0.48
September 30, 2023	$0.18	$0.18
December 31, 2023	$0.40	$0.17

	High	Low
Fiscal 2024Quarter Ended
March 31, 2024	$0.24	$0.2175
June 30, 2024	$0.0799	$0.0799
September 30, 2024	$0.055	$0.055
December 31, 2024	$0.0514	$0.046

As of December 31, 2024 we had 47,641,011 shares of our common stock outstanding. Our shares of common stock are held by approximately 130 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Preferred Stock

Bravo Multinational, Inc. is authorized to issue an unlimited number of shares of “Blank Check” Preferred stock, with a par value of $0.0001 per share. There are no “Blank Check” preferred shares outstanding and there is no trading market for our “Blank Check” preferred stock. .

Additionally, the Company is authorized to issue Series ‘A’ Preferred stock. The Series ‘A’ Preferred stock has a par value of $0.0001 per share, and each share is entitled to receive one hundred (100) times the dividends per share of common stock, each shares has voting rights equal to 100 shares of common stock, and they have liquidation rights and conversion rights equal to 100 shares of common stock. There are no Series ‘A’ Preferred shares outstanding at this time, and there is no trading market for the Series ‘A’ Preferred stock.

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

On November 20, 2023, the parties agreed to terminate the Recombinant Productions, Inc. (“RPI”) contract and entered into a rescission agreement which reversed all actions previously taken on this matter and terminated the Share Exchange.

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

On July 03, 2023, Mr. Grant Cramer was appointed Chairman and Chief Executive Officer of the Company, Frank Hagan, Jr. was appointed President and Director, Kayla Slick was appointed Chief Operations Officer and Director, and Josh Vance was appointed Director. Richard Kaiser remained as the Company’s Chief Financial Officer, Secretary and Director.

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

On July 20, 2023, Bravo formed a wholly-owned subsidiary, Global Merchandising, Inc., a Nevada Corporation.

On September 27, 2023, the Bravo Multinational Inc.’s Board of Directors created an Advisory Board to assist the Company’s management team with strategic planning and development. Advisory Board members will have extensive business experience and some members will be experts in the film, telephone and digital media industries.

On September 28, 2023, Bravo Multinational, Inc.’s Board of Directors appointed David McKillop as the first member of its Advisory Board.

On November 20, 2023, the parties agreed to terminate the Recombinant Productions, Inc. (“RPI”) contract and entered into a rescission agreement which reversed all actions previously taken on this matter and terminated the Share Exchange.

On December 20, 2023, Bravo Multinational, Inc. (“BRVO”) entered into a Letter of Intent to acquire certain assets of Streaming TVEE, Inc. (“STV”). The purchase price for the assets, if the arrangement closed, would have been $9,760,000, consisting of convertible promissory notes in the amount of $7,760,000 and the assumption of $2,000,000 in STV debt. The agreement was subsequently cancelled.

Corporate Actions in 2024

On January 9, 2024 Bravo Multinational, Inc. (“Bravo”) entered into a letter of intent with Pythia Experiences LLC (“Pythia”), a Virginia limited liability company. >Under the terms of the letter of intent, the two companies would have created a new company that will be owned 51% by Pythia and 49% by Bravo. Pythia will contribute to Newco its ownership of Vidgo, Inc., a Delaware corporation, which owns rights to substantial entertainment content. The agreement was subsequently cancelled.

On March 11, 2024, Bravo Multinational, Inc. (“BRVO”), a Wyoming corporation, entered into a non-binding term sheet (the “Agreement”) with Vidgo, Inc, a Delaware corporation (“Vidgo”).Under the terms of the Agreement, BRVO could have acquired certain Vidgo contracts from entertainment content providers, such as Walt Disney, ABC, and Fox News. The agreement was subsequently cancelled.

On February 6, 2024, the Company (“Bravo”) entered into a Letter of Intent on an Asset Purchase Agreement with Streaming TVEE, Inc. (“STV”), a Delaware corporation, the Asset Purchase Agreement provided specific assets beyond the orginal December 20, 2023, Letter of Intent, and if the arrangement closed it could have provided Bravo with certain streaming assets of STV. The agreement was subsequently cancelled.

On May 8, 2024, Bravo Multinational, Inc. (the “Company) replaced BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. The Company retained Michael Gillespie & Associates, PLLC as its new auditing firm.

On November 19, 2024, the Company signed a non-binding Letter of Intent (LOI) with MWP Entertainment Group, LLC (MWP) to acquire certain contents of MWP’s library and an assignable license for a streaming platform. As of the date of this filing, the LOI has yet to be finalized into a definitive agreement.

Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Name	Position
Grant Cramer	Director/Chief Executive Officer
Frank J. Hagan, Jr.	Director/President
Kayla Slick	Director/Chief Operations Officer
Richard Kaiser	Director/Chief Financial Officer
Josh Vance	Director

Employment Contracts

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company’s Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. 500,000 Preferred Series ‘A’ shares were issued to Mr. Kaiser as part of the compensation agreement (See Exhibit 10.11). On December 7, 2020, Bravo Multinational Incorporated, issued 5,000,000 shares of its common stock to Mr. Kaiser in exchange for the return of the 500,000 shares of its Preferred Series ‘A’ shares. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value. The Contract expires on February 1, 2025, and will become a month to month agreement until management reaches a new contract with Mr. Kaiser.

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

Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Revenues for the Company’s year ended December 31, 2024 totaled $-0- and for year ended December 31, 2023 totaled $-0. No sales occurred throughout the years ended December 31, 2023 and 2022.

Cost of Goods Sold for the year ended December 31, 2024 totaled $-0- and for year ended December 31, 2023 totaled $-0. No sales occurred throughout the years ended December 31, 2023 and 2022.

Gross margins for the years ended December 31, 2024 and 2023 were 0%, respectively.

General and Administrative expenses for the year ended December 31, 2024 totaled $49,681 compared to $ $18,071 for year ending December 31, 2023. The increase was attributed to higher fees paid to the Company’s stock transfer agent, press release fees, marketing and Edgar document conversion fees in 2024.

Professional Fees for the year ending December 31, 2024 totaled $204,625compared to $158,974 for year ending December 31, 2023, the increase was attributed to higher legal and accounting fees incurred as a fully reporting Company with the SEC.

Board of Director fees for the year ending December 31, 2024 totaled $175,000 compared to $250,000 for year ending December 31, 2023.

Total Expense for the year ending December 31, 2024 was $429,306 compared to $427,045 for year ending December 31, 2023, the increase was from higher general and administrative cost and higher legal and accounting fees.

Net Loss

Net loss for the years ended December 31, 2024 and 2023 were $393,506 and $4,847,145 a respectively. The decrease in loss in 2024 was substantially lower in comparision to 2023 which has an operational loss of $4,847,045 attributed from an operation loss of $427,045 and from the cancellation of 8,500,000 shares of common stock that were issued in a share exchange agreement for 51% of Recombinant Productions, Inc. (“RPI”). These shares were valued at the market value of the Company on July 13, 2023 and resulted in goodwill impairment of $4,420,000 for the year ended December 31, 2023. On November 14, 2023, the share agreement was rescinded and the shares were returned to the Company. Upon the termination of the share agreement, the goodwill impairment was reclassified to discontinued operations along with the net loss of RCI in the amount of $100 for the year ended December 31, 2023.

Liquidity and Capital Resources:

As of December 31, 2024, our only asset, consisted of Cash, in the amount of $288. The Company’s total liabilities at December 31, 2024 were $802,397 which consisted primarily of accounts payable, accrued expenses and accrued board of director fees. As of this date the Company had an accumulated deficit of $96,181,171 and working capital of deficit of $802,109. This increase in our deficit in 2024 occurred from the increases in liabilities.

For the year ended December 31, 2024, net cash used in operations of $143,235 was the result of a net loss of $393,506, from a decrease of $35,800 from income from a customer deposit write off, accounts payable and accrued expenses of $111,071 and from accrued board of directors compensation of $$175,000.

For the year ended December 31, 2023, net cash used in operations of $165,000 was the result of a net loss of $4,847,045, from an increase of discontinued operations of $4,420,000, accounts payable and accrued expenses of $11,703 and from accrued board of directors compensation of $250,000.

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

Cash from Financing Activities

Net cash provided by financing activities was $142,343 for year ended December 31, 2024, and was $166,449 for year ended December 31, 2023.

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

The material weakness are set forth below:

●	The Company has inadequate segregation of duties within its cash disbursement control design.

●	During the year ended December 31, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

●	The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational of December 31, 2024:

Name	Age	Position(s)
Grant Cramer	62	CEO and Director
Frank Hagan	70	President and Director
Richard Kaiser	60	CFO and Director
Kayla Slick	36	COO and Director
Joshua Vance	44	Director

BIOGRAPHY

The following sets forth biographical information regarding the Company’s proposed officers and directors following the completion of the Transaction:

GRANT CRAMER

Mr. Cramer, age 62, has been appointed Chief Executive Officer and a Director of the Company. Mr. Cramer has over three decades of experience in the entertainment business, and he has worked as an actor, writer, producer and production executive. Mr. Cramer founded Landafar Entertainment in Los Angeles, California in 2016 and Global Pictures Media in Ocala, Florida in 2015. As part of his work with those companies, he has developed and produced 14 feature films, including End Of Watch, Escape Plan, and 2 Guns. Mr. Cramer was also the executive producer of Lone Survivor, November Man, and Arctic Dogs. Mr. Cramer also produced And So It Goes, which was directed by Rob Reiner and starred Michael Douglas and Diane Keaton. His 30-minute short film Say Goodnight, Michael won several awards, including the Grand Jury Award at the New York International Independent Film Festival. Mr. Cramer attended the University of California Los Angeles from 1979 to 1981.

FRANK HAGAN

Mr. Hagan, age 70, has been appointed President and Director of the Company. Mr. Hagan is a seasoned producer with over 30 years of experience in the entertainment industry. He has produced national and local TV shows, award-winning talk shows, and reality programs. Mr. Hagan co-founded RRE Media, LLC. (Production Company) in 2011. Mr. Hagan has worked as a producer for major networks, including Discovery, History Channel, and Relativity Media. Mr. Hagan attended St. Mary’s College in Emmitsburg, Maryland, from 1971 to 1972. From 1973 to 1974, Mr. Hagan attended Westchester Community College in Valhalla, New York, where he received an Associate’s degree.

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

KAYLA SLICK

Mrs. Slick, age 36, has been appointed Chief Operating Officer and a Director of the Company. Mrs. Slick has 15 years of experience in operations management, business development, strategic and digital marketing, and public relations. Mrs. Slick worked at The Platt Group and INSIDE Public Accounting from 2009 to 2016. Mrs. Slick co-founded and produced The PRIME Symposium in 2011, an annual conference, built around the best practices of IPA’s Best of the Best firms. From 2013 to 2015, Mrs. Slick worked at Tricor Automotive Group as Administrator, organizing annual global events for shareholders. In 2016 to 2022, she worked for Interactive Digital Solutions, Inc. where she developed the Sales Development Program and was later promoted to Marketing Communications Director for their MedSitter, LLC division. Mrs. Slick attended Purdue University from August 2006 to December 2010 and she received a Bachelor of Science degree in Financial Counseling & Planning and Organizational Leadership & Supervision. She is currently pursuing her Master of Science degree in Communications at Purdue University.

JOSHUA VANCE

Mr. Vance, age 44, was appointed as a Director of the Company. Mr. Vance has over 24 years’ experience in Commercial Real Estate. Mr. Vance is a partner at Mountain West Commercial Real Estate, where he is engaged in buying, leasing and selling commercial real estate from 1999 to present. Mr. Vance has been a proprietor of BOM, LLC. From August 2006 to present, Mr. Vance has been employed at InterNet Properties, Inc. buying, leasing and selling real estate.

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

During the fiscal year ended December 31, 2024, the Executive Committee held no formal meetings.

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

Board of Directors Meetings

During the year ended December 31, 2024, our board of directors held six (6) meetings. All of Bravo’s directors attended 100% of our meetings in 2024.

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

Bravo Multinational Incorporated Summary Compensation Table

The following table sets forth compensation for our two named executive officers for the two completed fiscal years ended December 31, 2024 and December 31, 2023:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)
Grant Cramer,	2023	$-0-	$-0-	$-0-
CEO and Director (3)	2024	$-0-	$-0-	$-0-

Frank Hagan, Jr.	2023	$-0-	$-0-	$-0-
President and Director (3)	2024	$-0-	$-0-	$-0-

Kayla Slick	2023	$-0-	$-0-	$-0-
COO and Director (3)	2024	$-0-	$-0-	$-0-

Josh Vance	2023	$-0-	$-0-	$-0-
Director (3)	2024	$-0-	$-0-	$-0-

Richard Kaiser	2023	$-0-	$-0-	$-0-
CFO, Secretary and Director	2024	$-0-	$-0-	$-0-

Merle Ferguson	2023	$-0-	$-0-	$-0-
President, CEO and Director (4)	2024	$-0-	$-0-	$-0-

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser in 2020. Mr. Ferguson cancelled his employment agreement and in 2023 forgave in its entirety accrued amounts owed to him by the Company. Richard Kaiser has an active employment agreement but he too forgave in its entirety amounts owed to him through March 31, 2023. Total accrued compensation owed to Kaiser from April 1, 2023 to December 31, 2023 is $131,250. This amounts had been accrued by the Company, but not paid. The other directors and officers, Grant Cramer, Frank J, Hagan, Jr., Kayla Slick and Josh Vance have no formal employment contracts in place as of the date of this filing. Accrued wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of cash payments. Any common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.
(3)	On July 03, 2023, the Company had a change in control in the management team at Bravo Multinational, Inc. The Company appointed Grant Cramer, Chairman and Chief Executive Office, Frank Hagan, Jr., President and Director, Kayla Slick, Chief Operations Officer and Director, and Josh Vance, Director. Richard Kaiser remains as the Company’s Chief Financial Officer, Secretary and Director.
(4)	On July 03, 2023, Merle Ferguson resigns as Chairman, CEO and Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2024, Bravo Multinational Incorporated has one employment agreement with Mr. Richard Kaiser, Director, Chief Financial Officer, Secretary, and Corporate Governance Officer.

Richard Kaiser’s Employment Agreement: On February 1, 2020, Mr. Kaiser entered into a new five-year (5) contract as the Company’s Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. Any common shares issued for compensation are considered thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

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

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2024. The current directors do not receive compensation for their duties as directors.

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

(1) On July 03, 2023, Merle Ferguson resigns as Chairman, CEO and Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this filing by:

● Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

● Each director; and,

● All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent (11)
Richard Kaiser (3)	1,664,801	3.49%
Kayla Slick (4)	120,000	0.25%
Grant Cramer	-0-	0%
Frank Hagan, Jr.	-0-	0%
Josh Vance	-0-	-0-
All Directors and Officers as a group ( 5 people)	1,784,801	3.74%
La La La, LLC (5)	4,362,857	9.16%
WTFJ Investments, LLC (6)	4,362,857	9.16%
TSMS, LLC (7)	4,242,858	8.91%
Richard Tavano (8)	2,993,920	6.28%
Paul Parliament (9)	3,013,687	6.33%

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which they beneficially own.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of February 21, 2024 there were outstanding 47,641,011 shares of our common stock outstanding. Therefore, the “controlling stockholders”, as a group, have voting control over all matters which may be acted upon by our stockholders. There are no voting agreements among the “controlling stockholders.”
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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2023 was $63,000.

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for audit and review services for financial statements for the year ended December 31, 2024 was $67,995 (On May 7, 2024, the Company’s changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs ,PLLC.)

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2023 was $-0-

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for professional services rendered for tax services for the fiscal years ended December 31, 2024 was $-0-.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2023, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional service rendered for the fiscal years ended December 31, 2024, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

BRAVO MULTINATIONAL INCORPORATED

Signature	Title	Date
/s/ Grant Cramer Grant Cramer	Chairman, Chief Executive Officer, and Director	April 15, 2025

/s/ Richard Kaiser Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	April 15, 2025

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
DECEMBER 31, 2024

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Bravo Multinational Incorporated.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bravo Multinational Incorporated as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, although the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

April 15, 2025

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$288	$1,180

Total Current Assets	288	1,180

Total Assets	$288	$1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$123,524	$12,453
Customer Deposits	-	35,800
Due to Related Parties	296,623	154,280
Accrued Board of Directors Fees	382,250	207,250

Total Liabilities	802,397	409,783

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	95,374,299
Accumulated Deficit	(96,181,171)	(95,787,665)

Total Stockholders’ Deficit	(802,109)	(408,603)

Total Liabilities and Stockholders’ Deficit	$288	$1,180

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2024	2023
Expenses
General and Administrative	$49,681	$18,071
Professional Fees	204,625	158,974
Board of Directors Fees	175,000	250,000

Total Expenses	429,306	427,045

Loss Before Other (Income) and Expense	429,306	427,045

Discontinued Operations	-	4,420,000
Income from Customer Deposit Writeoff	(35,800)	-

Loss Before Income Taxes	393,506	4,847,045

Income Taxes	-	-

Net Loss	$393,506	$4,847,045

Weighted Average Number of Common Shares -Basic and Diluted	47,641,010	49,084,847

Net Loss Per Common Shares - Basic and Diluted	$(0.01)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
For the Year Ended December 31, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	47,641,010	$4,763	$89,168,493	$(90,940,720)	$(1,767,464)

Capital Contributions - Directors	-	-	1,785,906	-	1,785,906

Merger with RPI and Share Issuance	8,500,000	850	4,421,004	(1,854)	4,420,000

Rescission with RPI	(8,500,000)	(850)	(1,104)	1,954	-

Net Loss	-	-	-	(4,847,045)	(4,847,045)

Balance - December 31, 2023	47,641,010	$4,763	$95,374,299	$(95,787,665)	$(408,603)

For the Year Ended December 31, 2023

Balance - January 1, 2024	47,641,010	$4,763	$95,374,299	$(95,787,665)	$(408,603)

Net Loss	-	-	-	(393,506)	(393,506)

Balance - December 31, 2024	47,641,010	$4,763	$95,374,299	$(96,181,171)	$(802,109)

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2024	2023
Cash Flows from Operating Activities

Net Loss	$(393,506)	$(4,847,045)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued Operations	-	4,420,000
Income from Customer Deposit Writeoff	(35,800)	-
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	111,071	11,703
Accrued Board of Directors Fees	175,000	250,000

Net Cash Flows Used In Operating Activities	(143,235)	(165,342)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	142,343	166,449

Net Cash Flows Provided by Financing Activities	142,343	166,449

Net Change in Cash and Cash Equivalents	(892)	1,107

Cash and Cash Equivalents - Beginning of Year	1,180	73

Cash and Cash Equivalents - End of Year	$288	$1,180

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Transactions
Accrued Board of Directors Fees - Contributed to Capital	$-	$1,580,167
Due to Related Parties - Contributed to Capital	$-	$205,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023, the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation. This company has had no activity through September 30, 2024.

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

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders. Amounts due were $296,623 and $154,280 at December 31, 2024 and 2023, respectively. The Company also owes Board of Directors compensation to one current director and one former director in the amount of $382,250 and $207,250 at December 31, 2024 and 2023, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the year ended December 301 2024 and 2023 the Company paid webhosting, press release wire services and filing fees a total in the amount of $84,036 and $4,515, respectively. The Company also currently operates out of the Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2024 and 2023, there were -0- shares issued and outstanding.

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

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of December 31, 2024, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Write off of Customer Deposits

During the year ended December 31, 2024, the Company wrote off $35,800 of customer deposits that were on the books as a current liability. The Company has held this deposit since July 2016. The customer in this case has disappeared and has never requested a return of the prepayment in almost eight years. The Company’s management does not expect to ever repay the advance. Therefore, income from customer deposit write off of $35,800 is included in the year ended statements of operations.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International, LLC., a related party, at no cost. Rent expense for the each of the years ended December 31, 2024 and 2023 was $-0-.

NOTE 9 – Share Exchange

On July 13, 2023 the Company and RPI closed their share exchange agreement. The Company issued 8,500,000 shares of common stock in exchange for 51% of the outstanding common shares of RPI. The value of this exchange was $4,420,000 placed to goodwill.

Since RPI had no assets or operations the goodwill was immediately impaired and is shown in the statement of operations for the year ended December 31, 2023.

On November 14, 2023, the share exchange agreement was rescinded by all parties and the issued shares were returned.

NOTE 10– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date of April 15, 2025 and has determined that it has subsequent events. A related party has advanced to the Company $43,000 in aggregate, $14,000 in February 2025, $15,000 in March 2025 and $14,000 on April 14, 2025. The Company does not have any further material subsequent events to disclose in these financial statements.

