Form 10-Q
period 2025-03-31
Bravo Multinational Inc.
filed 2025-05-20
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At May 19, 2025, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
March 31, 2025

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$4,195	$288

Total Current Assets	4,195	288

Total Assets	$4,195	$288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$125,700	$123,524
Due to Related Parties	325,623	296,623
Accrued Board of Directors Fees	426,000	382,250

Total Liabilities	877,323	802,397

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	95,374,299
Accumulated Deficit	(96,252,190)	(96,181,171)

Total Stockholders’ Deficit	(873,128)	(802,109)

Total Liabilities and Stockholders’ Deficit	$4,195	$288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2025	2024
Expenses
General and Administrative	$1,919	$29,609
Professional Fees	25,350	100,159
Board of Directors Fees	43,750	43,750

Total Expenses	71,019	173,518

Loss Before Other (Income) and Expense	71,019	173,518

Income from Customer Deposit Writeoff	-	(35,800)

Loss Before Income Taxes	71,019	137,718

Income Taxes	-	-

Net Loss for the Period	$71,019	$137,718

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(71,019)	$(137,718)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income from Customer Deposit Writeoff	-	(35,800)
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	2,176	46,082
Accrued Board of Directors Fees	43,750	43,750

Net Cash Flows Used In Operating Activities	(25,093)	(83,686)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	29,000	82,988

Net Cash Flows Provided by Financing Activities	29,000	82,988

Net Change in Cash and Cash Equivalents	3,907	(698)

Cash and Cash Equivalents - Beginning of Period	288	1,180

Cash and Cash Equivalents - End of Period	$4,195	$482

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
For the Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	47,641,010	$4,763	$95,374,399	$(95,787,765)	$(408,603)

Net Loss for the Period	-	-	-	(137,718)	(137,718)

Balance - March 31, 2024	47,641,010	$4,763	$95,374,399	$(95,925,483)	$(546,321)

For the Three Months Ended March 31, 2025

Balance - January 1, 2025	47,641,010	$4,763	$95,374,299	$(96,181,171)	$(802,109)

Net Loss for the Period	-	-	-	(71,019)	(71,019)

Balance - March 31, 2025	47,641,010	$4,763	$95,374,299	$(96,252,190)	$(873,128)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

NOTE 2 – Summary of Significant Accounting Policies (continued)

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

NOTE 2 – Summary of Significant Accounting Policies (continued)

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2025, due to lack of revenues the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders.  Amounts due were $325,623 and $296,623 at March 31, 2025 and December 31, 2024, respectively.  The Company also owes Board of Directors compensation to one current director and one former director in the amount of $426,000 and $382,250 at March 31, 2025 and December 31, 2024, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended March 31, 2025 and 2024 the Company paid webhosting, press release wire services and filing fees a total in the amount of $271 and $1,551, respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2025 and December 31, 2024, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028.  As of March 31, 2025 and December 31, 2024, previously issued shares totaled 4,516,667 from this plan.

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

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three months ended March 31, 2025 and 2024 was $-0-.

NOTE 9– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date of  May 19, 2025, and has determined that it has subsequent events. A related party has advanced $14,000 to the Company on April 14, 2025.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2025 and 2024 Statements

Revenues for Company for the three months ended March 31, 2025 and 2024 were $-0- and $-0-. The Company’s had $-0- sales for the three months ending March 31, 2025 and 2024 from its business ventures in the entertainment, hospitality, and technology sectors..

Cost of sales for the three months ended March 31, 2025 was $-0- and for the three months ended March 31, 2024 was $-0-. The Company had no sales during each of the three months ended March 31, 2025 and 2024.

Gross profit for the three months ended March 31, 2025 was $-0- and for the three months ended March 31, 2024 was $-0-.

Total Operating expenses for three months ended March 31, 2025 was $71,019 compared to $173,518 for the three months ended March 31, 2024. The decrease during the three months ending March 31, 2025 was attributed to decreases in General and Administrative expenses and Professional Fees compared to the three months ending March 31, 2024.

Net Loss:

Net loss for the three months ended March 31, 2025 and 2024 were $71,019 and $137,718, respectively. The decrease during the three months ending March 31, 2025 was due to reductions in operational expenses.

Liquidity and Capital Resources:

As of March 31, 2025, the Company’s assets totaled $4,195, which consisted of cash. Our total liabilities were $877,323. As of March 31, 2025, the Company had an accumulated deficit of $96,252,190 and a working capital deficit of $873,128.

For the Quarter ended March 31, 2025, net cash used in operations of $25,093 was the result of a net loss of $71,019, from an increase in Accounts Payables and Accrued Expenses of $2,176, an increase in accrued Board of Director and Officer Compensation of $43,750.

For the Quarter ended March 31, 2024, net cash used in operations of $83,686 was the result of a net loss of $137,718, from an increase Accounts Payables and Accrued Expenses of $46,082, and from an increase accrued Board of Director and Officer Compensation of $43,750.

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

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $25,093 and for the three months ended March 31, 2024 was $83,686, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2025 and 2024.

Cash from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $29,000 and for the three months ended March 31, 2024 was $82,988.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Period Ending March 31, 2025, and subsequently to the date of this filing, there are no issuance of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 19, 2024, the Company signed a non-binding Letter of Intent (LOI) with MWP Entertainment Group, LLC (MWP) to acquire certain contents of MWP’s library and an assignable license for a streaming platform. As of the date, the LOI is still in effective until June 30, 2025; a definitive agreement that has yet to occur.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: May 20, 2025	By:	/s/ Grant Cramer
Grant Cramer Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer