Form 10-Q
period 2025-06-30
Bravo Multinational Inc.
filed 2025-08-19
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 18, 2025, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
June 30, 2025

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and Cash Equivalents	$598	$288

Total Current Assets	598	288

Total Assets	$598	$288

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$125,808	$123,524
Due to Related Parties	349,053	296,623
Accrued Board of Directors Fees	467,900	382,250

Total Liabilities	942,761	802,397

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	95,374,299
Accumulated Deficit	(96,321,225)	(96,181,171)

Total Stockholders' Deficit	(942,163)	(802,109)

Total Liabilities and Stockholders' Deficit	$598	$288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Expenses
General and Administrative	$4,555	$15,366	$6,475	$44,975
Professional Fees	20,730	32,633	46,080	132,792
Board of Directors Fees	43,750	43,750	87,500	87,500

Total Expenses	69,035	91,749	140,055	265,267

Loss Before Other (Income) and Expense	69,035	91,749	140,055	265,267

Income from Customer Deposit Writeoff	-	-	-	(35,800)

Loss Before Income Taxes	69,035	91,749	140,055	229,467

Income Taxes	-	-	-	-

Net Loss for the Period	$69,035	$91,749	$140,055	$229,467

Weighted Average Number of Common - Shares Basic and Diluted	47,641,010	47,641,010	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(140,055)	$(229,467)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income from Customer Deposit Writeoff	-	(35,800)
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	2,285	72,986
Accrued Board of Directors Fees	85,650	87,500

Net Cash Flows Used In Operating Activities	(52,120)	(104,781)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	52,430	103,778

Net Cash Flows Provided by Financing Activities	52,430	103,778

Net Change in Cash and Cash Equivalents	310	(1,003)

Cash and Cash Equivalents - Beginning of Period	288	1,180

Cash and Cash Equivalents - End of Period	$598	$177

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 UNAUDITED

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three and Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	47,641,010	$4,763	$95,374,399	$(95,787,765)	$(408,603)

Net Loss for the Period	-	-	-	(137,718)	(137,718)

Balance - March 31, 2024	47,641,010	4,763	95,374,399	(95,925,483)	(546,321)

Net Loss for the Period	-	-	-	(91,749)	(91,749)

Balance - June 30, 2024	47,641,010	$4,763	$95,374,399	$(96,017,232)	$(638,070)

For the Three and Six Months Ended June 30, 2025

Balance - January 1, 2025	47,641,010	$4,763	$95,374,299	$(96,181,171)	$(802,109)

Net Loss for the Period	-	-	-	(71,019)	(71,019)

Balance - March 31, 2025	47,641,010	4,763	95,374,299	(96,252,190)	(873,128)

Net Loss for the Period	-	-	-	(69,035)	(69,035)

Balance - June 30, 2025	47,641,010	$4,763	$95,374,299	$(96,321,225)	$(942,163)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp.  On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated.  On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109.  On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming.  On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation. This company has had no activity through June 30, 2025.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of June 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

NOTE 2 – Summary of Significant Accounting Policies (continued)

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the six months ended June 30, 2025, due to lack of revenues the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, one (1) shareholder and two (2) companies with related shareholders.  Amounts due were $349,053 and $296,623 at June 30, 2025 and December 31, 2024, respectively.  The Company also owes Board of Directors compensation to one current director and one former director in the amount of $467,900 and $382,250 at June 30, 2025 and December 31, 2024, respectively.

The Company utilizes the services of Yes International LLC., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended June 30, 2025 and 2024 the Company paid webhosting, press release wire services and filing fees a total in the amount of $2,995 and $735, respectively.  For each of the six months ended June 30, 2025 and 2024 the Company paid webhosting, press release wire services and filing fees a total in the amount of $3,266 and $2,286, respectively.  The Company also currently operates out of Yes International LLC., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2025 and December 31, 2024, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  The Plan shall expire on March 15, 2028.  As of June 30, 2025 and December 31, 2024, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Write off of Customer Deposits

During the six months ended June 30, 2024, the Company wrote off $35,800 of customer deposits that were on the books as a current liability.  The Company has held this deposit since July 2016. The customer in this case has disappeared and has never requested a return of the prepayment in almost eight years.  The Company’s management does not expect to ever repay the advance.  Therefore, income from customer deposit write off of $35,800 is included in the six months ended statement of operations.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three and six months ended June 30, 2025 and 2024 was $-0-.

NOTE 9– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025 to the date of August 19, 2025 and has determined that it does have a material subsequent event to disclose. A related party has advanced $10,000 to the Company on August 19, 2025.

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

Company's Business

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

Current Directors

The following persons are the Company's Directors:

Name	Age	Position(s)
Grant Cramer	63	CEO and Director
Frank Hagan	71	President and Director
Richard Kaiser	60	CFO and Director
Kayla Slick	37	COO and Director
Joshua Vance	45	Director

BIOGRAPHY

GRANT CRAMER

Mr. Cramer, age 63, has been appointed Chief Executive Officer and a Director of the Company. Mr. Cramer has over three decades of experience in the entertainment business, and he has worked as an actor, writer, producer and production executive.  Mr. Cramer founded Landafar Entertainment in Los Angeles, California in 2016 and Global Pictures Media in Ocala, Florida in 2015. As part of his work with those companies, he has developed and produced 14 feature films, including End Of Watch, Escape Plan, and 2 Guns. Mr. Cramer was also the executive producer of Lone Survivor, November Man, and Arctic Dogs. Mr. Cramer also produced And So It Goes, which was directed by Rob Reiner and starred Michael Douglas and Diane Keaton. His 30-minute short film Say Goodnight, Michael won several awards, including the Grand Jury Award at the New York International Independent Film Festival. Mr. Cramer attended the University of California Los Angeles from 1979 to 1981.

FRANK HAGAN

Mr. Hagan, age 71, has been appointed President and Director of the Company.  Mr. Hagan is a seasoned producer with over 30 years of experience in the entertainment industry. He has produced national and local TV shows, award-winning talk shows, and reality programs.  Mr. Hagan co-founded RRE Media, LLC. (Production Company) in 2011.  Mr. Hagan has worked as a producer for major networks, including Discovery, History Channel, and Relativity Media. Mr. Hagan attended St. Mary’s College in Emmitsburg, Maryland, from 1971 to 1972.  From 1973 to 1974, Mr. Hagan attended Westchester Community College in Valhalla, New York, where he received an Associate’s degree.

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

KAYLA SLICK

Mrs. Slick, age 37, has been appointed Chief Operating Officer and a Director of the Company. Mrs. Slick has 15 years of experience in operations management, business development, strategic and digital marketing, and public relations. Mrs. Slick worked at The Platt Group and INSIDE Public Accounting from 2009 to 2016. Mrs. Slick co-founded and produced The PRIME Symposium in 2011, an annual conference, built around the best practices of IPA’s Best of the Best firms. From 2013 to 2015, Mrs. Slick worked at Tricor Automotive Group as Administrator, organizing annual global events for shareholders. In 2016 to 2022, she worked for Interactive Digital Solutions, Inc. where she developed the Sales Development Program and was later promoted to Marketing Communications Director for their MedSitter, LLC division. Mrs. Slick attended Purdue University from August 2006 to December 2010 and she received a Bachelor of Science degree in Financial Counseling & Planning and Organizational Leadership & Supervision.  She is currently pursuing her Master of Science degree in Communications at Purdue University.

JOSHUA VANCE

Mr. Vance, age 45, was appointed as a Director of the Company. Mr. Vance has over 24 years’ experience in Commercial Real Estate. Mr. Vance is a partner at Mountain West Commercial Real Estate, where he is engaged in buying, leasing and selling commercial real estate from 1999 to present.  Mr. Vance has been a proprietor of BOM, LLC. From August 2006 to present, Mr. Vance has been employed at InterNet Properties, Inc. buying, leasing and selling real estate.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30,, 2025 and 2024 Statements

Revenues for Company for the three months ended June 30, 2025 and 2024 were $-0- and $-0-. The Company's had $-0- sales for the three months ending June 30, 2025 and 2024 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the three months ended June 30, 2025 was $-0- and for the three months ended June 30, 2024 was $-0-. The Company had no sales during each of the three months ended June 30, 2025 and 2024.

Gross profit for the three months ended June 30, 2025 was $-0- and for the three months ended June 30, 2024 was $-0-.

Total Operating expenses for three months ended June 30, 2025 was $69,035 compared to $91,079 for the three months ended June 30, 2024. The decrease during the three months ending June 30, 2025 was attributed to decreases in General and Administrative expenses and Professional Fees compared to the three months ending June 30, 2024.

Six Months – June 30, 2024 and 2023 Statements

Revenues for Company for the six months ended June 30, 2025 and 2024 were $-0- and $-0-. The Company's had $-0- sales for the six months ending June 30, 2025 and 2024 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the six months ended June 30, 2025 was $-0- and for the six months ended June 30, 2024 was $-0-. The Company had no sales during each of the six months ended June 30, 2025 and 2024.

Gross profit for the six months ended June 30, 2025 was $-0- and for the six months ended June 30, 2024 was $-0-.

Total Operating expenses for six months ended June 30, 2025 was $140,055 compared to $265,267 for the six months ended June 30, 2024. The decrease during the six months ending June 30, 2025 was attributed to decreases in General and Administrative expenses and Professional Fees compared to the three months ending June 30, 2024.

Net Loss:

Net loss for the three months ended June 30, 2025 and 2024 were $69,035 and $91,749 , respectively. The decrease during the three months ending June 30, 2025, was due to the decrease in General and Administrative expenses and Professional Fees compared to the three months ending June 30, 2024.

Net loss for the six months ended June 30, 2025 and 2024 were $140,555 and $229,467, respectively. The decrease during the six months ending June 30, 2025, was due to the decrease in General and Administrative expenses and Professional Fees compared to the six months ending June 30, 2024.

Liquidity and Capital Resources:

As of June 30, 2025, the Company’s assets totaled $598 which consisted of Cash. Our total liabilities were $942,761 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of June 30, 2025, the Company had an accumulated deficit of $96,321,225 and working capital deficit $942,163.

For the six months ended June 30, 2025, net cash used in operations of $52,120 was the result of a net loss for the period of $140,555, from an increase in Accounts Payables and Accrued Expenses of $125,808, an increase in Due to Related Parties of $349,053, and from an increase in accrued Board of Directors' and Officer Compensation of $467,900.

For the six months ended June 30, 2024, net cash used in operations of $104,781 was the result of a net loss of $229,467, from an increase Accounts Payables and Accrued Expenses of $85,439, an increase in Due to Related Parties of $258,058, and from an increase accrued Board of Director and Officer Compensation of $294,750.

As indicated herein, we need capital for the implementation of our business plan in the entertainment, hospitality, and technology sectors, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements).

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 were $52,120 and $104,781, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2025 and 2024.

Cash from Financing Activities

Net cash provided by financing activities was $52,430 for six months ended June 30 , 2025 from the proceeds from Related Parties, and was $103,778 for six months ended June 30, 2024 from proceeds from Related Parties.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended June 30, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Period Ending June 30, 2025, and subsequently to the date of this filing, there are no issuance of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 19, 2024, the Company signed a non-binding Letter of Intent (LOI) with MWP Entertainment Group, LLC (MWP) to acquire certain contents of MWP's library and an assignable license for a streaming platform. As of the date, the LOI is still in effective; a definitive agreement that has yet to occur.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: August 19, 2025	By:	/s/ Grant Cramer
Grant Cramer
Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser
Chief Financial Officer.