Form 10-Q
period 2025-09-30
Bravo Multinational Inc.
filed 2025-11-19
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At November 18, 2025, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
September 30, 2025

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2025	2024
ASSETS
Cash and Cash Equivalents	$106	$288

Total Current Assets	106	288

Total Assets	$106	$288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$130,142	$123,524
Due to Related Parties	359,303	296,623
Accrued Board of Directors Fees	511,650	382,250

Total Liabilities	1,001,095	802,397

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	95,374,299
Accumulated Deficit	(96,380,051)	(96,181,171)

Total Stockholders’ Deficit	(1,000,989)	(802,109)

Total Liabilities and Stockholders’ Deficit	$106	$288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Expenses
General and Administrative	$2,573	$2,344	$9,047	$47,319
Professional Fees	12,503	15,415	58,584	148,207
Board of Directors Fees	43,750	43,750	131,250	131,250

Total Expenses	58,826	61,509	198,881	326,776

Loss Before Other (Income) and Expense	58,826	61,509	198,881	326,776

Income from Customer Deposit Writeoff	-	-	-	(35,800)

Loss Before Income Taxes	58,826	61,509	198,881	290,976

Income Taxes	-	-	-	-

Net Loss for the Period	$58,826	$61,509	$198,881	$290,976

Weighted Average Number of Common Shares -Basic and Diluted	47,641,010	47,641,010	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(198,881)	$(290,976)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income from Customer Deposit Writeoff	-	(35,800)
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	6,619	73,390
Accrued Board of Directors Fees	129,400	131,250

Net Cash Flows Used In Operating Activities	(62,862)	(122,136)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	62,680	122,343

Net Cash Flows Provided by Financing Activities	62,680	122,343

Net Change in Cash and Cash Equivalents	(182)	207

Cash and Cash Equivalents - Beginning of Period	288	1,180

Cash and Cash Equivalents - End of Period	$106	$1,387

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders’
For the Three and Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	47,641,010	$4,763	$95,374,399	$(95,787,765)	$(408,603)

Net Loss for the Period	-	-	-	(137,718)	(137,718)

Balance - March 31, 2024	47,641,010	4,763	95,374,399	(95,925,483)	(546,321)

Net Loss for the Period	-	-	-	(91,749)	(91,749)

Balance - June 30, 2024	47,641,010	4,763	95,374,399	(96,017,232)	(638,070)

Net Loss for the Period	-	-	-	(61,509)	(61,509)

Balance - September 30, 2024	47,641,010	$4,763	$95,374,399	$(96,078,741)	$(699,579)

For the Three and Nine Months Ended September 30, 2025

Balance - January 1, 2025	47,641,010	$4,763	$95,374,299	$(96,181,171)	$(802,109)

Net Loss for the Period	-	-	-	(71,019)	(71,019)

Balance - March 31, 2025	47,641,010	4,763	95,374,299	(96,252,190)	(873,128)

Net Loss for the Period	-	-	-	(69,035)	(69,035)

Balance - June 30, 2025	47,641,010	$4,763	$95,374,299	$(96,321,225)	$(942,163)

Net Loss for the Period	-	-	-	(58,826)	(58,826)

Balance - September 30, 2025	47,641,010	$4,763	$95,374,299	$(96,380,051)	$(1,000,989)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number.  FINRA granted its approval of the change of the company’s name on April 6, 2016.  As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming.  On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation. This company has had no activity through September 30, 2025.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the nine months ended September 30, 2025, due to lack of revenues the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, two (2) shareholder and two (2) companies with related shareholders.  Amounts due were $359,303 and $296,623 at September 30, 2025 and December 31, 2024, respectively.  The Company also owes Board of Directors compensation to one current director and one former director in the amount of $511,650 and $382,250 at September 30, 2025 and December 31, 2024, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended September 30, 2025 and 2024 the Company paid webhosting, press release wire services and filing fees a total in the amount of $1,100 and $850, respectively.  For each of the nine months ended September 30, 2025 and 2024 the Company paid webhosting, press release wire services and filing fees a total in the amount of $4,366 and $2,865, respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2025 and December 31, 2024, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of September 30, 2025 and December 31, 2024, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Write off of Customer Deposits

During the nine months ended September 30, 2024, the Company wrote off $35,800 of customer deposits that were on the books as a current liability.  The Company has held this deposit since July 2016. The customer in this case has disappeared and has never requested a return of the prepayment in almost eight years.  The Company’s management does not expect to ever repay the advance.  Therefore, income from customer deposit write off of $35,800 is included in the nine months ended statement of operations.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three and nine months ended September 30, 2025 and 2024 was $-0-.

NOTE 9– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to the date of November 19, 2025 and has determined that it does have a material subsequent events to disclose in these financial statements. A related party deposited $13,000 into the Company’s bank account so that the Company can pay for professional service fees and other operational expenses.

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

Our plan is to create a streaming service that could offer a portion of its content for free, catering to the growing demographic of cord-cutters and aligning with the dynamic landscape of advertising-based video on demand (AVOD) streaming. It is expected that Bravo’s Over-The-Top (OTT) streaming platform could be specifically crafted to deliver content directly to viewers via the internet, accessible through a browser or freely downloadable apps on smartphones, tablets and smart TVs. Additionally, Bravo Multinational, Inc. continues to pursue other business ventures in the entertainment, hospitality, and technology sectors.

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

RICHARD KAISER

Richard Kaiser, age 60, since 2018 is the Company’s Director, Acting CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. Mr. Kaiser has a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of BioForce NanoSciences Holdings, a public company, trades under symbol BFNH on OTC Markets and is Nevada Corporation with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. In August 2022, Mr. Kaiser became a Director and Chief Financial Officer of Gold Rock Holdings, Inc., located in Virginia Beach, VA. Gold Rock Holdings is a Nevada Corporation which trades under the symbol GRHI on OTC Markets. Gold Rock Holdings, Inc. is a Web3 technology platform entity. The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2025 and 2024 Statements

Revenues for Company for the three months ended September 30, 2025 and 2024 were $-0- and $-0-. The Company’s had $-0- sales for the three months ending September 30, 2025 and 2024 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the three months ended September 30, 2025 was $-0- and for the three months ended September 30, 2024 was $-0-. The Company had no sales during each of the three months ended September 30, 2025 and 2024.

Gross profit for the three months ended September 30, 2025 was $-0- and for the three months ended September 30, 2024 was $-0-.

Total Operating expenses for three months ended September 30, 2025 was $58,826 compared to $61,509 for the three months ended September 30, 2024. The decrease during the three months ending September 30, 2025 was attributed to decrease in Professional Fees compared to the three months ending September 30, 2024.

Nine Months – September 30, 2025 and 2024 Statements

Revenues for Company for the nine months ended September 30, 2025 and 2024 were $-0- and $-0-. The Company’s had $-0- sales for the nine months ending September 30, 2025 and 2024 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the nine months ended September 30, 2025 was $-0- and for the nine months ended September 30, 2024 was $-0-. The Company had no sales during each of the nine months ended September 30, 2025 and 2024.

Gross profit for the nine months ended September 30, 2025 was $-0- and for the nine months ended September 30, 2024 was $-0-.

Total Operating expenses for nine months ended September 30, 2025 was $198,881 compared to $326,776 for the nine months ended September 30, 2024. The decrease during the nine months ending September 30, 2025 was attributed to decreases in General and Administrative expenses and Professional Fees compared to the nine months ending September 30, 2024.

Net Loss:

Net loss for the three months ended September 30, 2025 and 2024 were $58,826 and $61,509, respectively. The decrease during the three months ending September 30, 2025, was due to the decrease in Professional Fees compared to the three months ending September 30, 2024.

Net loss for the nine months ended September 30, 2025 and 2024 were $198,881 and $290,976, respectively. The decrease during the nine months ending September 30, 2025, was due to the decrease in General and Administrative expenses and Professional Fees compared to the nine months ending September 30, 2024.

Liquidity and Capital Resources:

As of September 30, 2025, the Company’s assets totaled $106 which consisted of cash. Our total liabilities were $1,001,095 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of September 30, 2025, the Company had an accumulated deficit of $96,380,051 and working capital deficit $1,000,989 .

For the nine months ended September 30, 2025, net cash used in operations of $62,862 was the result of a net loss for the period of $198,881, from an increase in Accounts Payables and Accrued Expenses of $6,619, an increase in Due to Related Parties of $62,680, and from an increase in accrued Board of Directors’ and Officer Compensation of $511,650.

For the nine months ended September 30, 2024, net cash used in operations of $122,136 was the result of a net loss of $290,976, from an increase Accounts Payables and Accrued Expenses of $73,390, an increase in Due to Related Parties of $122,343, and from an increase accrued Board of Director and Officer Compensation of $131,250.

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

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 were $62,862 and $122,136, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine month periods ended September 30, 2025 and 2024.

Cash from Financing Activities

Net cash provided by financing activities was $62,680 for nine months ended September 30, 2025 from the proceeds from Related Parties, and was $122,343 for nine months ended September 30, 2024 from proceeds from Related Parties.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Period Ending September 30, 2025, and subsequently to the date of this filing, there are no issuance of unregistered equity securities.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: November 19, 2025	By:	/s/ Grant Cramer
Grant Cramer
Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser
Chief Financial Officer.

-15-