Form 10-K
period 2025-12-31
Bravo Multinational Inc.
filed 2026-04-14
CIK 1444839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the 27,380,031 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.0448 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2025) was approximately $1,226,625. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 14, 2026, the registrant had outstanding 47,641,011 shares of common stock, par value $0.0001 per share.

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

Former Business

We are no longer engaged in the business of leasing and selling gaming equipment. We ceased operations in Nicaragua in 2017 due to political and economic instabilities.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Markets - Pink, OTCPK, under the trading symbol "BRVO."

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

	High	Low
Fiscal 2024Quarter Ended
March 31, 2024	$0.24	$0.2175
June 30, 2024	$0.0799	$0.0799
September 30, 2024	$0.055	$0.055
December 31, 2024	$0.0514	$0.046

	High	Low
Fiscal 2025 Quarter Ended
March 31, 2025	$0.028	$0.028
June 30, 2025	$0.048	$0.048
September 30, 2025	$0.07	$0.047
December 31, 2025	$0.0524	$0.031

As of December 31, 2025, we had 47,641,011 shares of our common stock outstanding. Our shares of common stock are held by approximately 132 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

For the years ending Decmeber 31, 2025 and 2024, the Company had -0- sales of unregistered securities.

Corporate Actions in 2024

On January 9, 2024 Bravo Multinational, Inc. ("Bravo") entered into a letter of intent with Pythia Experiences LLC (“Pythia”), a Virginia limited liability company. Under the terms of the letter of intent, the two companies would have created a new company that will be owned 51% by Pythia and 49% by Bravo. Pythia will contribute to Newco its ownership of Vidgo, Inc., a Delaware corporation, which owns rights to substantial entertainment content. The agreement was subsequently cancelled.

On March 11, 2024, Bravo Multinational, Inc. ("BRVO"), a Wyoming corporation, entered into a non-binding term sheet (the "Agreement") with Vidgo, Inc, a Delaware corporation ("Vidgo").Under the terms of the Agreement, BRVO could have acquired certain Vidgo contracts from entertainment content providers, such as Walt Disney, ABC, and Fox News. The agreement was subsequently cancelled.

On February 6, 2024, the Company ("Bravo") entered into a Letter of Intent on an Asset Purchase Agreement with Streaming TVEE, Inc. (“STV”), a Delaware corporation, the Asset Purchase Agreement provided specific assets beyond the orginal December 20, 2023, Letter of Intent, and if the arrangement closed it could have provided Bravo with certain streaming assets of STV. The agreement was subsequently cancelled.

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

Corporate Actions in 2025

On June 30, 2025, the Company extended its November 19, 2024, signed a non-binding Letter of Intent (LOI) with MWP Entertainment Group, LLC (MWP) to acquire certain contents of MWP's library and an assignable license for a streaming platform. As of the date of this filing, the LOI has yet to be finalized into a definitive agreement. The LOI agreement is still active as of the date of this filing.

Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Name	Position
Grant Cramer	Director/Chief Executive Officer
Frank J. Hagan, Jr. (1)	Director/President (resigned)
Kayla Slick	Director/Chief Operations Officer
Richard Kaiser	Director/Chief Financial Officer
Josh Vance (2)	Director (resigned)
Steven Marshall (3)	Director
Jordan Fiksenbaum (3)	Director

(1)	February 04, 2026, Mr. Frank Hagan, Jr. resigned as Director and President
(2)	February 10, 2026, Mr. Josh Vance resigned as Director.
(2)	Effective February 19, 2026, the Board of Directors appointed Steven Marshall and Jordan Fiksenbaum as Directors of the Company.

Employment Contracts

On February 1, 2020, the Board of Directors approved a 5-year contract for Mr. Richard Kaiser as the Company's Director, Chief Financial Officer and Secretary with an annual salary of $175,000 to be paid in cash, shares or combination of cash and shares. 500,000 Preferred Series 'A' shares were issued to Mr. Kaiser as part of the compensation agreement (See Exhibit 10.11). On December 7, 2020, Bravo Multinational Incorporated, issued 5,000,000 shares of its common stock to Mr. Kaiser in exchange for the return of the 500,000 shares of its Preferred Series 'A' shares. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value. Per term of the contract, upon expiration, the contract goes forward as a month to month agreement with a 30-day advance notification on discontinuance or until management reaches a new contract with Mr. Kaiser.

The other directors and officers, Grant Cramer, Kayla Slick, Steven Marshal and Jordan Fiksenbaum have no formal employment contracts in place as of the date of this filing.

Prior to the resignations of Mr. Frank Hagan, Jr. and Mr. Josh Vance neither had formal employment agreements during their terms with the Company.

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

Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

Revenues for the Company's year ended December 31, 2025 totaled $-0- and for year ended December 31, 2024 totaled $-0. No sales occurred throughout the years ended December 31, 2025 and 2024.

Cost of Goods Sold for the year ended December 31, 2025 totaled $-0- and for year ended December 31, 2024 totaled $-0. No sales occurred throughout the years ended December 31, 2025 and 2024.

Gross margins for the years ended December 31, 2025 and 2024 were 0%, respectively.

General and Administrative expenses for the year ended December 31, 2025 totaled $11,618 compared to $49,681 for year ending December 31, 2024.

Professional Fees for the year ending December 31, 2025 totaled $66,860 compared to $204,625 for year ending December 31, 2024, the decrease was attributed to lower legal and accounting fees.

Board of Director fees for the year ending December 31, 2025 totaled $173,150 compared to $175,000 for year ending December 31, 2024.

Total Expense for the year ending December 31, 2025 was $253,478 compared to $429,306 for year ending December 31, 2023, the decrease was from lower general and administrative cost and lower professional services fees.

Net Loss

Net loss for the years ended December 31, 2025 and 2024 were $253,478 and $393,506, respectively, from lower total expenses.

Liquidity and Capital Resources:

As of December 31, 2025, our only asset, consisted of Cash, in the amount of $111. The Company's total liabilities at December 31, 2025 were $1,055,698 which consisted primarily of accounts payable, accrued expenses and accrued board of director fees and amount due to related parties. As of December 31, 2025, the Company had an accumulated deficit of $96,434,649 and working capital of deficit of $1,055,587. This increase in our deficit in 2025 occurred from the increases in liabilities.

For the year ended December 31, 2025, net cash used in operations of $72,857 was the result of a net loss of $253,478, from accounts payable and accrued expenses of $7,471, and from accrued board of directors compensation of $173,150.

For the year ended December 31, 2024, net cash used in operations of $143,235 was the result of a net loss of $393,506, from a decrease of $35,800 from income from a customer deposit write off, accounts payable and accrued expenses of $111,071 and from accrued board of directors compensation of $175,000.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern (see Note 4 of the financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan.

Cash from Financing Activities

Net cash provided by financing activities was $72,680 for year ended December 31, 2025, and was $142,343 for year ended December 31, 2025.

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

The material weakness are set forth below:

●	The Company has inadequate segregation of duties within its cash disbursement control design.

●	During the year ended December 31, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

●	The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

No changes have occurred in the Company’s internal controls over financial reporting during the Company’s last year end report, which has materially affected or is likely to affect such controls.

Item 9B. Other Information

Subsequent Events

On February 04, 2026, Mr. Frank Hagan, Jr. resigned as a Director and President of Bravo Multinational Incoporated. Mr. Hagan sent an email with his resignation letter. His decision was not the result of any dispute or disagreements with the Company on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices.

A second resignation. February 10, 2026, Mr. Josh Vance resigned as a Director of Bravo Multinational Incoporated. Mr. Vance sent an email with his resignation letter. His decision, also, was not the result of any dispute or disagreements with the Company on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices

On February 19, 2026, the Board of Directors appointed Steven Marshall and Jordan Fiksenbaum as Directors of the Company.

The Company on March 17, 2026, received a legal settlement for $28,588 from a class action law suit against it former auditor, BF Borgers, CPA.

On April 10, 2026, a related party deposited $12,000 into the Company's bank account so that the Company can pay for professional service fees and other operational expenses.

Biographies

Steven Marshall - Director

Steven Marshall is an accomplished executive with over 30 years of experience in both privately held and public companies. He serves as Managing Director at Sancus Group, a consulting company specializing in improvement of under performing companies for domestic and global clients. From 2000 to 2021, he served as Chief Executive Officer of several privately-held companies, including Altiras Holdings, Chasm Industries and Market2Market. Earlier in his career, he served in several senior management positions at GE HealthCare Technologies Inc., playing a key role in developing and leading various service businesses.

Mr. Marshall earned a Bachelor of Science degree in Electrical Engineering from The Ohio State University and completed a postgraduate program at the Gestalt Institute in psychology and organizational dynamics. He is currently a board member at Chemaris Investments, an asset management company specializing in chemical manufacturing investments.

Jordan Fiksenbaum - Director

Jordan Fiksenbaum is a seasoned professional with over 35 years of experience in fostering the financial and organic growth of both established entities and start-ups. Throughout his illustrious career, he has spearheaded strategic campaigns that have generated over $5.5 billion in revenue and sold 55 million admission tickets.

Within the live entertainment industry, Jordan has held influential senior leadership roles at prestigious organizations such as Lighthouse Immersive, Fubo, Cirque du Soleil, and the Kimmel Center in Philadelphia. In each capacity, Jordan has demonstrated an unwavering commitment to excellence and innovation, leaving a lasting impact on the organizations under his purview. Jordan's expertise extends beyond traditional management roles to encompass event programming and producing. His creative flair and keen understanding of audience dynamics have led to the creation of unforgettable and commercially successful live experiences.

Known for his adeptness in sales and marketing, Mr. Fiksenbaum has not only devised effective campaigns but has also cultivated a culture of innovation within his teams. His ability to identify and capitalize on market trends has been instrumental in establishing a competitive edge for the organizations he has served. Jordan’s key strengths lie in his ability to analyze, refine, and coordinate multidisciplinary properties. His leadership style emphasizes collaboration and partnership cultivation, fostering an environment where diverse talents come together to achieve extraordinary results.

Jordan Fiksenbaum strategic vision has not only elevated organizations but has also established industry benchmarks. His influence is evident in numerous partnerships and a lasting impact on the cultural landscape of entertainment. Continuously pushing boundaries in live entertainment, strategic marketing, and business leadership, Jordan inspires the next generation to make a lasting impact in this dynamic industry.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Bravo Multinational of December 31, 2025:

Name	Age	Position(s)
Grant Cramer	63	CEO and Director
Richard Kaiser	61	CFO and Director
Kayla Slick	37	COO and Director
Frank Hagan	71	President and Director (resigned)
Joshua Vance	45	Director (resigned)

BIOGRAPHY

The following sets forth biographical information regarding the Company’s proposed officers and directors following the completion of the Transaction:

GRANT CRAMER

Mr. Cramer is the Chief Executive Officer and a Director of the Company. Mr. Cramer has over three decades of experience in the entertainment business, and he has worked as an actor, writer, producer and production executive. Mr. Cramer founded Landafar Entertainment in Los Angeles, California in 2016 and Global Pictures Media in Ocala, Florida in 2015. As part of his work with those companies, he has developed and produced 14 feature films, including End Of Watch, Escape Plan, and 2 Guns. Mr. Cramer was also the executive producer of Lone Survivor, November Man, and Arctic Dogs. Mr. Cramer also produced And So It Goes, which was directed by Rob Reiner and starred Michael Douglas and Diane Keaton. His 30-minute short film Say Goodnight, Michael won several awards, including the Grand Jury Award at the New York International Independent Film Festival. Mr. Cramer attended the University of California Los Angeles from 1979 to 1981.

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

KAYLA SLICK

Mrs. Slick is Chief Operating Officer and a Director of the Company. Mrs. Slick has 15 years of experience in operations management, business development, strategic and digital marketing, and public relations. Mrs. Slick worked at The Platt Group and INSIDE Public Accounting from 2009 to 2016. Mrs. Slick co-founded and produced The PRIME Symposium in 2011, an annual conference, built around the best practices of IPA’s Best of the Best firms. From 2013 to 2015, Mrs. Slick worked at Tricor Automotive Group as Administrator, organizing annual global events for shareholders. In 2016 to 2022, she worked for Interactive Digital Solutions, Inc. where she developed the Sales Development Program and was later promoted to Marketing Communications Director for their MedSitter, LLC division. Mrs. Slick attended Purdue University from August 2006 to December 2010 and she received a Bachelor of Science degree in Financial Counseling & Planning and Organizational Leadership & Supervision. She is currently pursuing her Master of Science degree in Communications at Purdue University.

FRANK HAGAN (Resigned -February 04, 2026)

Mr. Hagan was been appointed President and Director of the Company. Mr. Hagan is a seasoned producer with over 30 years of experience in the entertainment industry. He has produced national and local TV shows, award-winning talk shows, and reality programs. Mr. Hagan co-founded RRE Media, LLC. (Production Company) in 2011. Mr. Hagan has worked as a producer for major networks, including Discovery, History Channel, and Relativity Media. Mr. Hagan attended St. Mary’s College in Emmitsburg, Maryland, from 1971 to 1972. From 1973 to 1974, Mr. Hagan attended Westchester Community College in Valhalla, New York, where he received an Associate’s degree. On February 04, 2026, Mr. Frank Hagan, Jr. resigned as a Director and President of Bravo Multinational Incoporated.

JOSHUA VANCE (Resigned - February 10, 2026)

Mr. Vance was appointed as a Director of the Company. Mr. Vance has over 24 years’ experience in Commercial Real Estate. Mr. Vance is a partner at Mountain West Commercial Real Estate, where he is engaged in buying, leasing and selling commercial real estate from 1999 to present. Mr. Vance has been a proprietor of BOM, LLC. From August 2006 to present, Mr. Vance has been employed at InterNet Properties, Inc. buying, leasing and selling real estate. February 10, 2026, Mr. Josh Vance resigned as a Director of Bravo Multinational Incoporated.

Committees of the Board

We currently have an Executive Committee of our board of directors which was established on March 24, 2015. However, we do not currently have an Audit, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors. We have adopted a charter for the Executive Committee as well as charters for the other committees, in the event that we elect to implement them. Copies of the charters for each committee have been previously filed with the Securities and Exchange Commission. In addition, we have posted copies of the charters for each committee on our website at www.bravomultinationalinc.com. We will provide to any person without charge, upon request, a copy of the charter for any of our committees. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our committees or their charters. Any such request should be directed to Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, or website: www.bravomultinational.com. The information contained in our website shall not constitute part of this filing.

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

During the fiscal year ended December 31, 2025, the Executive Committee held no formal meetings.

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

Copies of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct have been previously filed with the Securities and Exchange Commission. We will provide to any person without charge, upon request, a copy of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Business Conduct. Any request for review of such documents should be directed to Mr. Richard Kaiser, our corporate secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090, website: www.bravomultinational.com The information contained on our website shall not constitute part of this Information Statement.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Bravo Multinational Incorporated, 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, Attention: Corporate Secretary, telephone 757-306-6090, or website: www.bravomultinational.com.

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

As of the date of this filing, there are no employment contracts in place with officers and directors, except for an employment agreement with Richard Kaiser, Director, CFO, and Secretary.

Bravo Multinational Incorporated Summary Compensation Table

The following table sets forth compensation for our two named executive officers for the two completed fiscal years ended December 31, 2025 and December 31, 2024:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)
Grant Cramer, CEO and Director	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-
Richard Kaiser CFO, Secretary and Director	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-
Kayla Slick COO and Director	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-
Frank Hagan, Jr. President and Director (resigned) (3)	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-
Kayla Slick COO and Director	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-
Josh Vance Director (resigned) (4)	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Richard Kaiser has an active employment agreement. Mr. Kaiser has a total accrued compensation owed to Kaiser as of December 31, 2025 is $479,400. This amounts had been accrued by the Company, but not paid. The other directors and officers, Grant Cramer, Frank J, Hagan, Jr., Kayla Slick and Josh Vance have no formal employment contracts in place as of the date of this filing. Accrued wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of cash payments. Any common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.
(3)	On February 04, 2026, Frank Hagan, Jr. resigns as Presdient and Director.
(4)	On February 10, 2026, Josh Vance resigns as Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Bravo Multinational Employment Agreements

As of December 31, 2025, Bravo Multinational Incorporated has one employment agreement, a month-to-month agreement with a 30-day notification of discontinuance with Mr. Richard Kaiser, Director, Chief Financial Officer, Secretary, and Corporate Governance Officer.

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

The other directors and officers, Grant Cramer, Frank J, Hagan, Jr., Kayla Slick and Josh Vance have no formal employment contracts in place as of the date of this filing. Frank J. Hagan and Josh Vance resinged as officers and directors. Newly appointed Directors, Steven Marshall and Jordan Fiksenbaum as of the date of this filing have no employment agreements with the Company.

You may obtain copies of the employment agreements at www.sec.gov or by clicking on the Securities and Exchange Commission Filings link on the Investor Relations section of our website at www.bravomultinationalinc.com, or by contacting Mr. Richard Kaiser, our Corporate Secretary, at 3419 Virginia Beach Boulevard, Unit 252, Virginia Beach, Virginia 23452, telephone (757) 306-6090.

Director Compensation

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2025. The current directors do not receive compensation for their duties as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grant Cramer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank Hagan, Jr.	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kayla Slick	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Kaiser	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this filing by:

●	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
●	Each director; and,
●	All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent
Richard Kaiser (3)	1,664,801	3.49%
Kayla Slick (4)	120,000	0.25%
Grant Cramer	-0-	0%
Frank Hagan, Jr. (resigned)	-0-	0%
Josh Vance (resigned)	-0-	0%
Steven Marshall (5)	-0-	0%
Jordan Fiksenbaum (5)	-0-	0%
All Directors and Officers as a group ( 7 people)	1,784,801	3.74%
TSMS, LLC (6)	4,242,858	8.91%
WTFJ Investments, LLC (7)	4,112,857	8.63%
Richard Tavano (8)	2,993,920	6.28%
Paul Parliament (9)	3,013,687	6.33%

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Bravo Multinational Incorporated Co., 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which they beneficially own.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of March 31, 2026, there were outstanding 47,641,011 shares of our common stock outstanding. Therefore, the "controlling stockholders", as a group, have voting control over all matters which may be acted upon by our stockholders. There are no voting agreements among the "controlling stockholders."
(3)	(3)Mr. Kaiser, our Chief Financial Officer, Secretary, Corporate Governance Officer, and Director, has Rule 144 - restricted shares of 1,077,421 and non-restricted shares of 587,380 for a total of 1,664,801 shares
(4)	Kayla Slick, our Chief Operations Officer and Director has indirect ownership of 120,000 non-restricted shares held in Greenstem Consulting Group, LLC.
(5)	Appointed as directors on February 19, 2026
(6)	TSMS, LLC is a Delaware limited liability company owned and controlled by Tim Shelburn.
(7)	WTFJ Investments, LLC is a Nevada limited liability company owned and controlled by Wayne Jefferies.
(8)	Richard Tavano is a beneficial owner who holds 2,993,920 shares.
(9)	Paul Parliament is a beneficial owner and former officer/director of the Company; holds 3,013,687 non-restricted shares.

Item 13.Certain Relationships and Related Transactions and Director Independence.

The Company is sharing office space at no cost with its Director and CFO, Mr. Richard Kaiser at his office, Yes International, LLC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC for audit and review services for financial statements for the year ended December 31, 2024 was $67,995 (On May 7, 2024, the Company's changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs ,PLLC.)

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for audit and review services for financial statements for the year ended December 31, 2025 was $47,333.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC for professional services rendered for tax services for the fiscal years ended December 31, 2025 and 2024 was $-0-.

All Other Fees

There were no other fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional service rendered for the fiscal years ended December 31, 2024 and 2025, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation Bravo Multinational Inc.( Wyoming) Original and Amended; Filed in Form DEFR 14C - September 29, 2020
3.2*	Bylaws of Bravo Multinational Inc. (Wyoming);Filed in Form DEFR 14C -September 29, 2020
10.01*	Employment Contract-Kaiser-February 1, 2020.
31.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Grant Cramer, Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	XBRL Interactive Exhibits.

+	Filed herewith.
*	Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO MULTINATIONAL INCORPORATED

Signature	Title	Date

/s/ Grant Cramer	Chairman, Chief Executive Officer, and Director	April 14, 2026
Grant Cramer

/s/ Richard Kaiser	CFO, Secretary, Corporate Governance Officer and Director	April 14, 2026
Richard Kaiser

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS

AT

DECEMBER 31, 2025

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders Bravo Multinational Incorporated.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bravo Multinational Incorporated as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

April 12, 2026

Bravo Multinational Incorporated

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$111	$288

Total Current Assets	111	288

Total Assets	$111	$288

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$130,995	$123,524
Due to Related Parties	369,303	296,623
Accrued Board of Directors Fees	555,400	382,250

Total Liabilities	1,055,698	802,397

Commitments and Contingencies (Note 9)

Preferred Stock
Preferred A shares - $0.0001 Par, 10,000,000 Shares Authroized, Outstanding -0- Issued and Outstanding	-	-
Stockholders' Deficit
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	95,374,299
Accumulated Deficit	(96,434,649)	(96,181,171)

Total Stockholders' Deficit	(1,055,587)	(802,109)

Total Liabilities and Stockholders' Deficit	$111	$288

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2025	2024

Expenses
General and Administrative	$11,618	$49,681
Professional Fees	66,860	204,625
Board of Director Fees	175,000	175,000

Total Expenses	253,478	429,306

Loss Before Other (Income) and Expense	253,478	429,306

Income from Customer Deposit Writeoff	-	(35,800)

Loss Before Income Taxes	253,478	393,506

Income Taxes	-	-

Net Loss	$253,478	$393,506

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010

Net Loss Per Common Shares - Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Year Ended December 31, 2024	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	47,641,010	$4,763	$95,374,399	$(95,787,765)	$(408,603)

Net Loss	-	-	-	(393,506)	(393,506)

Balance - December 31, 2024	47,641,010	4,763	95,374,399	(96,181,271)	(802,109)

For the Year Ended December 30, 2025

Balance - January 1, 2025	47,641,010	$4,763	$95,374,399	$(96,181,271)	$(802,109)

Net Loss	-	-	-	(253,478)	(253,478)

Balance - December 31, 2025	47,641,010	$4,763	$95,374,299	$(96,434,649)	$(1,055,587)

The accompanying notes are an integral part of these consolidated financial statements.

Bravo Multinational Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2025	2024

Cash Flows from Operating Activities

Net Loss	$(253,478)	$(393,506)
Adjustments to reconcile net loss to net cashused in operating activities:
Income from Customer Deposit Writeoff	-	(35,800)
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	7,471	111,071
Accrued Board of Directors Fees	173,150	175,000

Net Cash Flows Used In Operating Activities	(72,857)	(143,235)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	72,680	142,343

Net Cash Flows Provided by Financing Activities	72,680	142,343

Net Change in Cash and Cash Equivalents	(177)	(892)

Cash and Cash Equivalents - Beginning of Year	288	1,180

Cash and Cash Equivalents - End of Year	$111	$288

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – Organization & Description of Business

Bravo Multinational Corporation (the “Company,” “we” or “us”) was originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, the Company’s name was changed to Java Group, Inc., and on September 1, 2004 the name was changed to Consolidated General Corp. On August 7, 2007, the Company’s name was changed to GoldCorp Holdings Co. On October 15, 2010, our name was changed to GoldLand Holdings Co. On April 6, 2016, we changed our corporate name to Bravo Multinational Incorporated. On March 22, 2016, the board of directors of the company, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interests of the company that the name of the company should be changed to Bravo Multinational Incorporated, with such change of name to be effective upon compliance with all regulatory requirements mandated by FINRA. Further, as a result of the change of the company’s name and upon satisfaction of all regulatory requirements, the trading symbol for the shares of the company’s common stock should be changed to “BRVO,” and the company’s CUSIP identifier be changed to a newly issued number. FINRA granted its approval of the change of the company’s name on April 6, 2016. As a result of the change of name of the company, the company’s trading symbol was changed to “BRVO” and the CUSIP identifier was changed to 10568F109. On August 3, 2020, the Board of Directors agreed in changing the Company’s incorporation from Delaware to Wyoming. On September 25, 2020, the Company merged into its wholly owned subsidiary Bravo Multinational (Wyoming) to achieve the change in state incorporation. On July 20, 2023 the Company formed a wholly-owned subsidiary; Global Merchandising Inc., a Nevada Corporation. This company has had no activity through December 31, 2025.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2025, due to lack of revenues the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, two (2) shareholder and two (2) companies with related shareholders. Amounts due were $369,303 and $296,623 at December 31, 2025 and 2024, respectively. The Company also owes Board of Directors compensation to one current director and one former director in the amount of $555,400 and $382,250 at December 31, 2025 and 2024, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2025 and 2024 the Company paid webhosting, press release wire services and filing fees a total in the amount of $5,456 and $4,036, respectively. The Company also currently operates out of Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000. 10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized. Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2025 and 2024, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018. The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028. As of December 31, 2025 and 2024, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Write off of Customer Deposits

During the year ended December 31, 2024, the Company wrote off $35,800 of customer deposits that were on the books as a current liability. The Company has held this deposit since July 2016. The customer in this case has disappeared and has never requested a return of the prepayment in almost eight years. The Company’s management does not expect to ever repay the advance. Therefore, income from customer deposit write off of $35,800 is included in the year ended statement of operations.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost. Rent expense for the each of the years ended December 31, 2025 and 2024 was $-0-.

NOTE 9– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date of April 12, 2026, and has determined that it does have material subsequent event to disclose in these financial statements. On January 30, 2026, $4,000 was deposited into the Company’s bank account by a related party to pay General and Adminstrative expenses. On March 02, 2026, $3,000 was depositied into the Company’s bank account by a related party to pay General and Adminstrative expenses. The Company on March 17, 2026, received a legal settlement for $28,588 from a class action law suit against it former auditor, BF Borgers, CPA. On April 10, 2026, a related party deposited $12,000 into the Company's bank account so that the Company can pay for professional service fees and other operational expenses.