Form 10-Q
period 2026-03-31
Bravo Multinational Inc.
filed 2026-05-19
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 18, 2026, the registrant had outstanding 47,641,010 shares of common stock, par value $0.0001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS

AT

March 31, 2026

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and Cash Equivalents	$26,051	$111

Total Current Assets	26,051	111

Total Assets	$26,051	$111

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts Payable and Accrued Expenses	$137,710	$130,995
Due to Related Parties	371,053	369,303
Accrued Board of Directors Fees	702,050	555,400

Total Liabilities	1,210,813	1,055,698

Commitments and Contingencies (Note 8)

Stockholders' Deficit
Preferred A Stock - $0.0001 Par; 10,000,000 Shares Authorized, -0- Issued and Outstanding	-	-
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 47,641,010 Issued and Outstanding	4,763	4,763
Additional Paid-In-Capital	95,374,299	95,374,299
Accumulated Deficit	(96,563,824)	(96,434,649)

Total Stockholders' Deficit	(1,184,762)	(1,055,587)

Total Liabilities and Stockholders' Deficit	$26,051	$111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31,	2026	2025
Expenses
General and Administrative	$2,221	$1,919
Professional Fees	8,892	25,350
Board of Director Fees	146,650	43,750

Total Expenses	157,763	71,019

Loss Before Other Income	157,763	71,019

Legal Settlement	28,588	-

Loss Before Income Taxes	129,175	71,019

Income Taxes	-	-

Net Loss for the Period	$129,175	$71,019

Weighted Average Number of Common Shares - Basic and Diluted	47,641,010	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31,	2026	2025

Cash Flows from Operating Activities

Net Loss for the Period	$(129,175)	$(71,019)

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	6,715	2,176
Accrued Board of Directors Fees	146,650	43,750

Net Cash Flows Provided by (Used In) Operating Activities	24,190	(25,093)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	1,750	29,000

Net Cash Flows Provided by Financing Activities	1,750	29,000

Net Change in Cash and Cash Equivalents	25,940	3,907

Cash and Cash Equivalents - Beginning of Period	111	288

Cash and Cash Equivalents - End of Period	$26,051	$4,195

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	47,641,010	$4,763	$95,374,299	$(96,181,171)	$(802,109)

Net Loss for the Period	-	-	-	(71,019)	(71,019)

Balance - March 31, 2025	47,641,010	$4,763	$95,374,299	$(96,252,190)	$(873,128)

For the Three Months Ended March 31, 2026

Balance - January 1, 2026	47,641,010	$4,763	$95,374,299	$(96,434,649)	$(1,055,587)

Net Loss for the Period	-	-	-	(129,175)	(129,175)

Balance - March 31, 2026	47,641,010	$4,763	$95,374,299	$(96,563,824)	$(1,184,762)

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

On July 3, 2023, the Company changed its business plan and looks to pursue business ventures in the entertainment, hospitality and technology sectors.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2025, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

NOTE 2 – Summary of Significant Accounting Policies (Continued)

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

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, three (3) shareholders and two (2) companies with related shareholders.  Amounts due were $371,053 and $369,303 at March 31, 2026 and December 31, 2025, respectively.  The Company also owes Board of Directors compensation to two current directors and two former directors in the amount of $702,050 and $555,400 at March 31, 2026 December 31, 2025, respectively.  Board of Directors fees for the three months ended March 31, 2026 and 2025 were $146,650 and $43,750, respectively

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended March 31, 2026 and 2025 the Company paid webhosting, press release wire services and filing fees a total in the amount of $539 and $271, respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2026 and December 31, 2025, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock.  The Plan shall expire on March 15, 2028. As of March 31, 2026 and December 31, 2025, previously issued shares totaled 4,516,667 from this plan.

NOTE 7 – Commitments and Contingencies

Beginning in 2018, the Company leases space at Yes International Inc., a related party, at no cost.  Rent expense for the each of the three months ended March 31, 2026 and 2025 was $-0-.

NOTE 8– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2026 to the date of May 19, 2026, and has determined that it does have material subsequent events to disclose in these financial statements. On April 10, 2026, a related party deposited $12,000 into the Company’s bank account so that the Company can pay for professional service fees and other operational expenses. On May 18, 2026, a related party deposited $9,000 into the Company’s bank account so that the Company can pay for professional service fees and other operational expenses.

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

There was a change in control on July 03, 2023. Since that time, the management team at Bravo Multinational, Inc. (OTC: BRVO) has pursued business ventures in the entertainment, hospitality, and technology sectors. The Company's goal is to create long-term value for its shareholders from high-growth business opportunities, although that goal may not be realized.

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

Current Directors

The following persons are the Company's Directors:

Name	Age	Position(s)
Grant Cramer	63	CEO and Director
Richard Kaiser	61	CFO and Director
Kayla Slick	36	COO and Director
Steven Marshall (1)	55	Director
Jordan Fiksenbaum(1)	55	Director

(2)	Effective February 19, 2026, the Board of Directors appointed Steven Marshall and Jordan Fiksenbaum as Directors of the Company after Frank Hagan, Jr. and Josh Vance resigned.

BIOGRAPHY

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

KAYLA SLICK

Mrs. Slick ia the Chief Operating Officer and a Director of the Company. Mrs. Slick has 15 years of experience in operations management, business development, strategic and digital marketing, and public relations. Mrs. Slick worked at The Platt Group and INSIDE Public Accounting from 2009 to 2016. Mrs. Slick co-founded and produced The PRIME Symposium in 2011, an annual conference, built around the best practices of IPA’s Best of the Best firms. From 2013 to 2015, Mrs. Slick worked at Tricor Automotive Group as Administrator, organizing annual global events for shareholders. In 2016 to 2022, she worked for Interactive Digital Solutions, Inc. where she developed the Sales Development Program and was later promoted to Marketing Communications Director for their MedSitter, LLC division. Mrs. Slick attended Purdue University from August 2006 to December 2010 and she received a Bachelor of Science degree in Financial Counseling & Planning and Organizational Leadership & Supervision.  She is currently pursuing her Master of Science degree in Communications at Purdue University.

STEVEN MARSHALL

Steven Marshall is a Director of the Company. Mr. Marshall is an accomplished executive with over 30 years of experience in both privately held and public companies. He serves as Managing Director at Sancus Group, a consulting company specializing in improvement of under performing companies for domestic and global clients. From 2000 to 2021, he served as Chief Executive Officer of several privately-held companies, including Altiras Holdings, Chasm Industries and Market2Market. Earlier in his career, he served in several senior management positions at GE HealthCare Technologies Inc., playing a key role in developing and leading various service businesses. Mr. Marshall earned a Bachelor of Science degree in Electrical Engineering from The Ohio State University and completed a postgraduate program at the Gestalt Institute in psychology and organizational dynamics. He is currently a board member at Chemaris Investments, an asset management company specializing in chemical manufacturing investments.

JORDAN FIKSENBAUM

Jordan Fiksenbaum is a Director of the Company. He is a seasoned professional with over 35 years of experience in fostering the financial and organic growth of both established entities and start-ups. Throughout his illustrious career, he has spearheaded strategic campaigns that have generated over $5.5 billion in revenue and sold 55 million admission tickets. Within the live entertainment industry, Jordan has held influential senior leadership roles at prestigious organizations such as Lighthouse Immersive, Fubo, Cirque du Soleil, and the Kimmel Center in Philadelphia. In each capacity, Jordan has demonstrated an unwavering commitment to excellence and innovation, leaving a lasting impact on the organizations under his purview. Jordan's expertise extends beyond traditional management roles to encompass event programming and producing. His creative flair and keen understanding of audience dynamics have led to the creation of unforgettable and commercially successful live experiences. Known for his adeptness in sales and marketing, Mr. Fiksenbaum has not only devised effective campaigns but has also cultivated a culture of innovation within his teams. His ability to identify and capitalize on market trends has been instrumental in establishing a competitive edge for the organizations he has served. Jordan’s key strengths lie in his ability to analyze, refine, and coordinate multidisciplinary properties. His leadership style emphasizes collaboration and partnership cultivation, fostering an environment where diverse talents come together to achieve extraordinary results. Jordan Fiksenbaum strategic vision has not only elevated organizations but has also established industry benchmarks. His influence is evident in numerous partnerships and a lasting impact on the cultural landscape of entertainment. Continuously pushing boundaries in live entertainment, strategic marketing, and business leadership, Jordan inspires the next generation to make a lasting impact in this dynamic industry.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2026 and 2025 Statements

Revenues for Company for the three months ended March 31, 2026 and 2025 were $-0- and $-0-. The Company's had $-0- sales for the three months ending March 31, 2026 and 2025 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the three months ended March 31, 2026 was $-0- and for the three months ended March 31, 2025 was $-0-. The Company had no sales during each of the three months ended March 31, 2026 and 2025.

Gross profit for the three months ended March 31, 2026 was $-0- and for the three months ended March 31, 2025 was $-0-.

Total Operating expenses for three months ended March 31, 2026 was $157,763 compared to $71,019 for the three months ended March 31, 2025. The increase during the three months ending March 31, 2026 was attributed to increases in General and Administrative expenses and Board of Director fees compared to the three months ending March 31, 2025.

Net Loss:

Net loss for the three months ended March 31, 2026 and 2025 were $129,175 and $71,019, respectively. The increase during the three months ending March 31, 2026 was due to increases in operational expenses.

Liquidity and Capital Resources:

As of March 31, 2026, the Company's assets totaled $26,015, which consisted of cash. Our total liabilities were $1,210,813. As of March 31, 2026, the Company had an accumulated deficit of $96,563,824 and a working capital deficit of $1,184,762.

For the Quarter ended March 31, 2026, net cash provided in operations of $24,190 was the result of a net loss of $129,175, from an increase in Accounts Payables and Accrued Expenses of $6,715, an increase in accrued Board of Director and Officer Compensation of $146,650.

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

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $24,190 and for the three months ended March 31, 2025 net cash used in operationg activities was $25,093, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- and -0- for the three months ended March 31, 2026 and 2025.

Cash from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $1,750 and for the three months ended March 31, 2025 was $29,000.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2026:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Period Ending March 31, 2026, and subsequently to the date of this filing, there are no issuance of unregistered equity securities.

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

On May 18, 2026, a related party deposited $9,000 into the Company’s bank account so that the Company can pay for professional service fees and other operational expenses.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: May 19, 2026	By:	/s/ Grant Cramer
Grant Cramer Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer.