Form 10-Q
period 2026-06-30
Bravo Multinational Inc.
filed 2026-08-19
CIK 1444839

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 18, 2025, the registrant had outstanding 50,419,582 shares of common stock, par value $0.0001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAVO MULTINATIONAL INCORPORATED

FINANCIAL REPORTS
AT
June 30, 2026

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and Cash Equivalents	$2,319	$111

Total Current Assets	2,319	111

Total Assets	$2,319	$111

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable and Accrued Expenses	$148,122	$130,995
Due to Related Parties	392,053	369,303
Accrued Board of Directors Fees	634,900	555,400

Total Liabilities	1,175,075	1,055,698

Commitments and Contingencies (Note 8)

Stockholders' Deficit
Preferred A Stock - $0.0001 Par; 10,000,000 Shares Authorized, -0- Issued and Outstanding	-	-
Common Stock - $0.0001 Par; 1,000,000,000 Shares Authorized, 50,419,582 and 47,641,010 Issued and Outstanding, Respectively	5,041	4,763
Additional Paid-In-Capital	95,466,921	95,374,299
Accumulated Deficit	(96,644,718)	(96,434,649)

Total Stockholders' Deficit	(1,172,756)	(1,055,587)

Total Liabilities and Stockholders' Deficit	$2,319	$111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Expenses
General and Administrative	$4,874	$4,555	$7,097	$6,475
Professional Fees	32,270	20,730	41,162	46,080
Board of Director Fees	43,750	43,750	190,400	87,500

Total Expenses	80,894	69,035	238,659	140,055

Loss Before Other Income	80,894	69,035	238,659	140,055

Legal Settlement	-	-	28,588	-

Loss Before Income Taxes	80,894	69,035	210,071	140,055

Income Taxes	-	-	-	-

Net Loss for the Period	$80,894	$69,035	$210,071	$140,055

Weighted Average Number of Common Shares -Basic and Diluted	48,690,693	47,641,010	48,162,953	47,641,010

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30,	2026	2025

Cash Flows from Operating Activities

Net Loss for the Period	$(210,071)	$(140,055)

Adjustments to reconcile net loss to net cash used in operating activities:
Board of Director Fees Paid with Common Stock	92,900	-

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	17,129	2,285
Accrued Board of Directors Fees	79,500	85,650

Net Cash Flows Used In Operating Activities	(20,542)	(52,120)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Due to Related Parties, Net	22,750	52,430

Net Cash Flows Provided by Financing Activities	22,750	52,430

Net Change in Cash and Cash Equivalents	2,208	310

Cash and Cash Equivalents - Beginning of Period	111	288

Cash and Cash Equivalents - End of Period	$2,319	$598

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bravo Multinational Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT - UNAUDITED

	Common Stock		Additional		Total
	$ 0.0001 Par		Paid-In	Accumulated	Stockholders'
For the Three and Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	47,641,010	$4,763	$95,374,299	$(96,181,171)	$(802,109)

Net Loss for the Period	-	-	-	(71,019)	(71,019)

Balance - March 31, 2025	47,641,010	4,763	95,374,299	(96,252,190)	(873,128)

Net Loss for the Period	-	-	-	(69,035)	(69,035)

Balance - June 30, 2025	47,641,010	$4,763	$95,374,299	$(96,321,225)	$(942,163)

For the Three and Six Months Ended June 30, 2026

Balance - January 1, 2026	47,641,010	$4,763	$95,374,299	$(96,434,649)	$(1,055,587)

Net Loss for the Period	-	-	-	(129,175)	(129,175)

Balance - March 31, 2026	47,641,010	4,763	95,374,299	(96,563,824)	(1,184,762)

Common Stock Issued for Board of Director Fees	2,778,571	278	92,622	-	92,900

Net Loss for the Period	-	-	-	(80,894)	(80,894)

Balance - June 30, 2026	50,419,581	$5,041	$95,466,921	$(96,644,718)	$(1,172,756)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2025, has been derived from audited financial statements and the accompanying unaudited condensed consolidated interim financial statements as of June 30, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

Revenue Recognition

The Company implemented ASC 606, Revenue from Contracts with Customers. These included the development of new policies based on the five-step model in the new revenue standard, ongoing contract review requirements, and the gathering of information for disclosures.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, and accrued liabilities approximate fair value given their short-term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.

NOTE 3 – Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – Going Concern

The Company' s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring operating losses, net current liabilities, and an accumulated deficit. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern..

While the Company is attempting to continue operations and generate revenue, its cash position may not be sufficient to support daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company's business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company's ability to continue as a going concern depends on its ability to further implement its business plan and generate revenue. .

NOTE 5 – Related Party Transactions

Due to Related Parties consist of payments of Company expenses by the Company’s one (1) current director, one (1) former director, three (3) shareholders and two (2) companies with related shareholders. Amounts due were $392,053 and $369,303 at June 30, 2026 and December 31, 2025, respectively. The Company also owes compensation to the Board of Directors to one current director and two former directors in the amounts of $634,900 and $555,400 as of June 30, 2026 and December 31, 2025, respectively. Board of Directors fees for each of the three months ended June 30, 2026 and 2025 was $43,750. Board of Directors fees for the six months ended June 30, 2026 and 2025 were $190,400 and $87,500, respectively.

The Company utilizes the services of Yes International LLC., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For the three months ended June 30, 2026 and 2025, the Company paid a total of $3,220 and $2,995 for web hosting, press release wire services, and filing fees, respectively. For the six months ended June 30, 2026 and 2025, the Company paid a total of $3,759 and $3,266 for web hosting, press release wire services, and filing fees, respectively. The Company also currently operates out of Yes International Inc., offices at no cost.

NOTE 6 – Capital Stock

Preferred Stock

On January 16, 2017, the Company amended its certificate of incorporation to authorize an increase in blank check preferred shares to 50,000,000 from 5,000,000.  10,000,000 of these blank check preferred shares have been separately allocated to Series A Preferred leaving 40,000,000 blank check preferred authorized.  Preferred stock - A can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2026 and December 31, 2025, there were -0- shares issued and outstanding.

Common Stock

On January 16, 2017, the Articles of Incorporation were amended to increase the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock.

Stock Compensation Plan

On March 15, 2018, the Company resolved to adopt the Employees, Officers, Directors and Consultants Stock Plan for the Year 2018.  The purpose of this Plan is to enable the Company, to promote the interests of the company and its stockholders by attracting and retaining employees, officers, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the company’s stockholders, by paying their retainers or fees in the form of shares of the Company’s common stock. The Plan shall expire on March 15, 2028.  As of June 30, 2026, and December 31, 2025, previously issued shares under this plan totaled 4,516,667.

NOTE 8 – Commitments and Contingencies

Beginning in 2018, the Company has leased space from Yes International LLC., a related party, at no cost.  Rent expense for the each of three and six months ended June 30, 2026 and 2025 was $-0-.

NOTE 9– Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2026 to the date of August 18, 2026 and has determined that it does have a material subsequent event to disclose in these financial statements.

On August 7, 2026, Kayla Slick resigned as Chief Operating Officer.  The board approved on August 7, 2026, payment to Ms Slick for her services in the amount of $25,000 cash and 150,000 Rule 144 common shares valued at $4,350 based on the closing price of $0.029 on August 7, 2026. The $25,000 is due and payable within 45 days and if it cannot be paid the Company will issue a comparable number of shares based on the closing price at the time of issuance.

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

Company Overview

We were originally formed as Montrose Ventures, Inc. in the State of Delaware on May 25, 1989. On April 23, 1996, our name was changed to Java Group, Inc., which attempted to launch a chain of coffee bars but failed.  On September 1, 2004, our name was changed to Consolidated General Corp., and under that name the company attempted to buy tier 2 and 3 professional sports teams, including the Vancouver Ravens lacrosse team and the "San Diego Soccers" soccer team. On August 7, 2007, our name was changed to Goldcorp Holdings Co.  On October 15, 2010, our name was changed to GoldLand Holdings Co.

On March 22, 2016, the board of directors of the Registrant, pursuant to Section 242 of the Delaware General Corporation Law, determined it was in the best interest of the Registrant that the name of the Registrant should be changed to Bravo Multinational Incorporated, to reflect its new business, which is the purchase and leasing of gaming equipment. The name change was effective upon compliance with all FINRA-mandated regulatory requirements. Further, as a result of the change in the Registrant's name, the trading symbol for the Registrant's common stock has been changed to "BRVO." Registrant's CUSIP identifier has been changed to 10568F109..

The Registrant filed a Form 8-K with the SEC on April 7, 2016, announcing the change of name, trading symbol, and CUSIP identifier.

On January 16, 2017, The Board of Directors of the Company unanimously approved an amendment to the Company's Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-three hundred (1-for-300) reverse stock split of our common stock. Pursuant to the written resolutions, the Company's shareholders voted to approve the proposal to authorize a reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware. The amended Articles of Incorporation increased the authorized shares to 1,050,000,000, consisting of 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The common and preferred shares will have a par value of $0.0001 per share. The preferred shares are blank check preferred. Registrant's CUSIP identifier has been changed to 10568F208.

On October 4, 2019 the Company amended its Articles of Incorporation to designate 10,000,000 shares of its "blank check" preferred stock as Series 'A' Preferred Stock, which left 40,000,000 "blank check" authorized but unissued. The Preferred Series 'A' had a par value of $0.0001 per share and entitled holders to receive one hundred (100) times the dividends per share of common stock, 100:1 stock voting rights, 100:1 liquidation rights, and a conversion ratio of 1:100 to common stock. Currently, there are no Series ‘A’ Preferred shares outstanding.

On October 09, 2020, The Company moved it state of incorporation from the State of Delaware to the State of Wyoming. After the move to Wyoming, authorized capital of Bravo Multinational Incorporated consists of an unlimited number of shares of Common Stock, par value $0.0001 per share, an unlimited number of shares of Preferred Stock, $0.0001 par value per share and an unlimited number of shares of Series Preferred 'A' stock at a par value of $0.0001, which has the same characteristics as described above. The reincorporation did not affect the Company's total stockholders' equity or total capitalization (See Exhibit 3.1).

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

However, it should be noted that we were never a mining operator.  As described above, the Company owns mining claims, but none of those claims are leased to a third party. Since the mining operations of our lessee no longer have any relevance to our business of leasing and selling gaming equipment, we will only include financial information relating to revenues, expenses, and results of operations and other relevant information with respect to the former mining activities of the lessee of our mining properties. For a complete discussion of the mining activities on our mining claims conducted by other parties, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

Company's Business

The Company plans to offer a wide range of on-demand content, including movies, series, concerts and original programming, at minimal or no cost to viewers. Once the service becomes available, it can be accessed across various devices, with dedicated apps on platforms such as Roku, Apple and Google Play.

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

A report from Fortune Business Insights, a global market research and reporting firm, estimated the global video streaming market at $455.45 billion in 2022. It is projected to grow from $554.33 billion in 2023 to $1.9 trillion by 2030, achieving a CAGR of 19.3% during the forecast period. Growth drivers, according to the report, include a rising number of users of Video-on-Demand services (YouTube, for example) worldwide and the growing adoption of OTT content providers (like Netflix and Hulu, among many others) by consumers, as well as consumers’ most likely willingness to spend more for streaming video content.

Transfer Agent

Our transfer agent is Transfer Online, Inc., whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bravomultinational.com, shall not constitute part of this report.

Current Directors

The following persons are the Company's Directors:

Name	Age	Position(s)
Grant Cramer	63	CEO and Director
Richard Kaiser	61	CFO and Director
Steven Marshall	55	Director
Jordan Fiksenbaum	55	Director
Kayla Slick (1)	37	Director

(1)	Effective August 07, 2026, Kayla Slick resigned as COO and Director of the Company.

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

RICHARD KAISER

Richard Kaiser since 2018 is the Company's Director, Acting CFO, Corporate Secretary and Corporate Governance Officer. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. Mr. Kaiser has a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.) From July 1, 2013 to the present, Mr. Kaiser has also served as a Director, Secretary, CFO, and iterim CEO of BioForce NanoSciences Holdings, a public company, trades under symbol BFNH on OTC Markets and is Nevada Corporation with its headquarters located in Virginia Beach, Virginia. In August 2022, Mr. Kaiser became a Director and Chief Financial Officer of Gold Rock Holdings, Inc., located in Virginia Beach, VA. Gold Rock Holdings is a Nevada Corporation which trades under the symbol GRHI on OTC Markets. The Board reviewed Mr. Kaiser's background and considered him qualified for his position based on his education and experience with SEC filings and public companies.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2026 and 2025 Statements

Revenues for Company for the three months ended June 30, 2025 and 2024 were $-0- and $-0-. The Company's had $-0- sales for the three months ending June 30, 2026 and 2025 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the three months ended June 30, 2026 was $-0- and for the three months ended June 30, 2025 was $-0-. The Company had no sales during each of the three months ended June 30, 2026 and 2025.

Gross profit for the three months ended June 30, 2026 was $-0- and for the three months ended June 30, 2025 was $-0-.

Total Operating expenses for three months ended June 30, 2026 was $80,894 compared to $69,035 for the three months ended June 30, 2025. The increase during the three months ending June 30, 2026 was attributed to increase in General and Administrative expenses and Professional Fees compared to the three months ending June 30, 2025.

Six Months – June 30, 2025 and 2026 Statements

Revenues for Company for the six months ended June 30, 2026 and 2025 were $-0- and $-0-. The Company's had $-0- sales for the six months ending June 30, 2026 and 2025 from its business ventures in the entertainment, hospitality, and technology sectors.

Cost of sales for the six months ended June 30, 2026 was $-0- and for the six months ended June 30, 2025 was $-0-. The Company had no sales during each of the six months ended June 30, 2026 and 2025.

Gross profit for the six months ended June 30, 2026 was $-0- and for the six months ended June 30, 2025 was $-0-.

Total Operating expenses for six months ended June 30, 2026 was $238,659 compared to $140,055 for the six months ended June 30, 2025. The increase during the six months ending June 30, 2026 was attributed to increases in General and Administrative expenses and Board of Director Fees compared to the six months ending June 30, 2025.

Net Loss:

Net loss for the three months ended June 30, 2026 and 2025 were $80,894 and $$69,035, respectively. The increase during the three months ending June 30, 2026, was due to the increases in General and Administrative expenses and Professional Fees compared to the three months ending June 30, 2025.

Net loss for the six months ended June 30, 2026 and 2025were $210,071 and $140,555, respectively. The increase during the six months ending June 30, 2026, was due to the increases in General and Administrative expenses and Board of Director Fees compared to the six months ending June 30, 2025.

Liquidity and Capital Resources:

As of June 30, 2026, the Company’s assets totaled $2,319 which consisted of Cash. Our total liabilities were $1,175,075 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of June 30, 2026, the Company had an accumulated deficit of $96,644,718 and working capital deficit $1,172,756.

For the six months ended June 30, 2026 net cash used in operations of $20,542 was the result of a net loss for the period of $210,071, from an increase in Accounts Payables and Accrued Expenses of $17,129, an increase in Due to Related Parties of $22,750 and from an increase in accrued Board of Directors' and Officer Compensation of $79,500.

For the six months ended June 30, 2025, net cash used in operations of $52,120 was the result of a net loss for the period of $140,055, from an increase in Accounts Payables and Accrued Expenses of $2,285 an increase in Due to Related Parties of $52,430, and from an increase in accrued Board of Directors' and Officer Compensation of $85,650.

As indicated herein, we need capital to implement our business plan in the entertainment, hospitality, and technology sectors, and we will need additional capital to continue our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operation or its business plan (See Note 4 in the Financial Statements)..

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 were $20,542 and $52,120, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2026 and 2025.

Cash from Financing Activities

Net cash provided by financing activities was $22,750 for six months ended June 30 , 2026 from the proceeds from Related Parties, and was $52,430 for six months ended June 30, 2025 from proceeds from Related Parties.

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

We adopted this ASU on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we implemented changes to our revenue recognition processes and the related control activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2025 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2026:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended June 30, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2026

On May 27, 2026, the Registrant issued 2,778,571 shares of its common stock.  The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The offering was not a public offering as defined in Section 4(2) due to the limited number of recipients and the manner of the offering. In addition, the purchasers represented that they had the necessary investment intent as required by Section 4(2) and agreed that shares issued in book form would be noted as restricted, and shares issued by certificate would bear a legend stating that the securities were restricted pursuant to Rule 144 of the Securities Act. The restricted shares were issued in consideration of services valued at $92,900 provided to the Company. These shares were sold in a private placement, and the Company paid no commissions or fees in connection with such sales.

2025

For the Period Ending June 30, 2025, there were no issuance of unregistered equity securities.

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

BRAVO MULTINATIONAL INCORPORATED

Dated: August 19, 2026	By:	/s/ Grant Cramer
Grant Cramer Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer.

-16-